Form 10-Q
period 2010-09-30
USA Synthetic Fuel Corp
filed 2010-11-15
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From  ___ to ___.

Commission file number 000-54044

USA Synthetic Fuel Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3995258
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

312 Walnut Street, Suite 1600, Cincinnati, Ohio 45202
(Address of Principal Executive Offices, Including Zip Code)

(513) 762-7870
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒ No ☐
and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 75,000,000 shares of the Registrant’s Common Stock issued and outstanding on November 15, 2010.

USA Synthetic Fuel Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

Assets
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Current Assets
Cash	$48	$100
Other	–	–
Total Current Assets	48	$100
Long Term Assets
Construction in Progress – Lima Energy	6,439,429	–
BOE Energy Asset	714,040,600	–
Total Long Term Assets	720,480,029	–

Total Assets	$720,480,077	$100

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued liabilities	$712,634	$–
Advance from shareholder (see note 6)	148,735	–
Accrued Interest, Note	112,690	–
Total Current Liabilities	974,059	–
Long Term Liabilities
Common stock issuance liability	152,550	–
Promissory Note	6,439,429	–
Total Long Term Liabilities	6,591,979	–

Total Liabilities	7,566,038	–

Stockholders’ Equity
Preferred stock, $0.0001 par value, 9,923,153 shares, authorized, none issued or outstanding	--	–
Series A super voting preferred stock, $0.0001 par value, 2 shares authorized, none issued and outstanding	–	–
Series B preferred stock, $0.0001 par value, 74,845 shares authorized, none issued or outstanding	–	–
Preferred Stock, Cleantech Energy Co., no par value, 1,000,000 authorized, 714,041 issued	714,040,600
Common stock, $0.0001 par value, 300,000,000 shares authorized; 75,000,000 shares issued and outstanding	7,500	7,500
Additional paid-in-capital	141,208	(3,792)
Deficit accumulated during the development stage	(1,275,269)	(3,608)

Total Stockholders’ Equity	712,914,039	100

Total Liabilities and Stockholders’ Equity	$720,480,077	$100

The accompanying notes are an integral part of these consolidated financial statements.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,			Cumulative from November 30, 2009
	2010	2009		to September 30, 2010

Operating Expenses
General and Administrative Expenses	$1,271,661	$	−	$1,275,269
Net (loss) from Operation before Taxes	(1,271,661)		−	(1,275,269)
Provision for Income Taxes	−		−	−
Net (Loss)	$(1,271,661)	$	−	$(1,275,269)

Net Loss Per Common Share – Basic and Diluted	$(0.02)

Weighted Average Number of Common Shares
Outstanding	75,000,000

The accompanying notes are an integral part of these consolidated financial statements.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

					Cumulative from
	Nine Months				November 30, 2009
	Ended September 30,				to September 30,
	2010		2009		2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)		$(1,271,661)	$	−	$(1,276.569)
Adjustment to reconcile net loss to
net cash used in operating activities:
Commons Stock issuance liability		152,550		−	152,550
Stock warrant expense		-		−	-
Expenses paid by shareholder		145,000		−	148,608
Change in operating liabilities:
Accrued expenses		712,634		−	712,634
Advance from shareholder		148,735		−	148,735
Accrued Interest		112,690			112,690
Net Cash provided (used) in operating activities		(52)		−	(52)

CASH FLOW FINANCING ACTIVITIES
Proceeds from sale of common stock		−		−	100
Net cash provided by financing activities		−		−	100
Net increase in cash		−		−	−

Cash at beginning of the period		100		−	−

Cash at end of period		$48	$	−	$48

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$	−	$	−	$ −
Income taxes paid	$	−	$	−	$ −

The accompanying notes are an integral part of these consolidated financial statements.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements September 30, 2010

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

General

USA Synthetic Fuel Corporation (“USASF” or the “Company”) and its subsidiaries are in the business of developing, constructing, owning and operating gasification and synthetic natural gas production facilities that convert lower value, solid hydrocarbons such as coal, petroleum coke, and biomass into higher value, environmentally cleaner energy sources.  The produced energy sources such as synthetic natural gas are considered to be “environmentally cleaner” compared with the coal or petroleum coke feed sources because they produce significantly reduced emissions of materials of concern such as sulfide oxides, nitrogen oxides, and particulates when burned.

The Company will continue to be considered a development stage company until it has its own significant operations and revenues.  The date of inception of the Company is November 30, 2009.

NOTE 2- BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of USA Synthetic Fuel Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), specifically with the instructions to Form 10-Q and should be read in conjunction with the audited financial statements and notes contained in the Company’s Registration Statement filed with the SEC on Amendment 1 to Form 10. These financial statements include the accounts of USA Synthetic Fuel Corporation and its subsidiaries after elimination of all significant intercompany accounts and transactions. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in Amendment No. 1 to Form 10 as filed with the SEC have been omitted.

The Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2009 included in the USA Synthetic Fuel Corporation Registration Statement on Amendment No. 1 to Form 10, as filed with the SEC.

We have evaluated events that have occurred after September 30, 2010 and through the date that the unaudited financial statements were issued.

We expect to continue to incur substantial additional operating losses from costs related to continuation of project development and administrative activities. Accordingly, we are currently seeking potential sources of capital in support of our project development programs. There can be no assurance that either the short term or long term funding we require will be available on favorable terms or at all.  If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our project development programs.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements September 30, 2010

NOTE 2- BASIS OF PRESENTATION - Continued

Derivative Financial Instruments

USA Synthetic Fuel Corporation currently does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. USA Synthetic Fuel evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument would initially be recorded at its fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company would use the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities would be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value Measurements

The Company values its warrants and non cash common shares transactions under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). USA Synthetic Fuel utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements September 30, 2010

NOTE 2- BASIS OF PRESENTATION - Continued

Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

To the extent possible, the Company will attempt to use no less than Level 2 to value its warrant instruments and Level 1 to value its non cash common share transactions.

Project Development Costs and Related Accrual

Project development expenses include internal and external costs. Internal costs include salaries and employment related expenses, facility costs, administrative expenses and allocations of corporate costs. External expenses consist primarily of costs associated with contractors and subcontractors, outsourced activities including legal counsel, investor relations, and process development expenses.  These costs are recorded as a component of project development expenses. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements , which clarifies certain existing evaluation and disclosure requirements in ASC 855 related to subsequent events. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date on which the financial statements are issued and is effective immediately. This new guidance did not have an effect on our consolidated results of operations and financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), which amends the use of fair value measures and the related disclosures. ASU 2010-06 requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 is effective for the quarter ended June 30, 2010. The adoption of this new standard did not have an impact on our consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of September 30, 2010 and December 31, 2009, the Company has working capital deficits, deficit accumulated during the development stage and has incurred losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements September 30, 2010

NOTE 4 – STOCKHOLDERS’ EQUITY

Stock Warrants
On February 23, 2010, the Company entered into an agreement with an investor relations consulting firm to provide professional services over a six month period commencing as of that date.  Included in this agreement, the Company issued warrants to purchase 750,000 shares of common stock.  The warrants have an exercise price of $7.00 per share and a three-year term.  The warrants are fully vested, assignable, can be exercised in a cashless manner and have piggyback registration rights.  The company estimated that the fair value of the warrants at issuance was $285,000 using a Black-Scholes option pricing model under various probability-weighted outcomes which take into consideration the features of the warrants with the following assumptions assigned to the varying outcomes: expected volatilities of 75.8%, risk free interest rate of 2.50%, expected life of one and a half years and no dividends.  As of July 22, 2010, the stock warrants were cancelled retroactive to February 23, 2010.  As a result, the expense has been reversed in its entirety to reflect this cancellation.

Stock Rights
During the nine month period ended September 30, 2010, the Company entered into employment agreements with four (4) individuals that require the Company to accrue salary expense which is payable in the Company’s common stock.  These unpaid salaries were accrued at September 30, 2010 and the portion to be satisfied by the issuance of common stock is set forth in the accompanying balance sheet under the caption “Common Stock Issuance Liability”.  The $152,550 liability is convertible into approximately 21,388 shares of common stock.

In January 2010 the Company hired an individual whose monthly salary was accruable but will not be paid until a secondary offering of the Company’s public shares has raised $200,000,000.  The unpaid salary was accrued at September 30, 2010.  Once the accrued salary is payable, the individual has the option to select either the Company’s common stock at a $7.00 conversion rate or cash.

As part of the employment agreements with three (3) individuals, the individuals were granted 200,000 shares of the Company’s common stock at a price of $7.00 which will vest over a two (2) year period.  The Company’s Board of Directors has not approved an employee stock incentive plan as of the date of these financial statements, therefore, the value of the potential options has not been determined and the accompanying statement of operations does not include any expense related to these options.

The “Exchange Agreement” entered into by Bigstar Entertainment, Inc. and USA Synthetic Fuel Corporation on December 4, 2009 included a provision that the original shareholders of Bigstar Entertainment, Inc., representing 2,250,000 shares of common stock (3% of outstanding shares), could not be diluted in their ownership percentage under certain circumstances. In July 2010, the Company received a letter confirming that the non-dilution provision of the Exchange Agreement of December 4, 2009 between Bigstar Entertainment, Inc. and USA Synthetic Fuel Corporation would expire after the Company filed the Form 10 registration statement and when the Form 10 registration statement becomes effective.  As both milestones have been met as of the effective date (September 27, 2010) of the Form 10, the non-dilution provision of the Exchange Agreement has expired.

Preferred Stock
The Company’s wholly owned subsidiary, Cleantech Energy Company, issued 714,041 preferred shares at $1,000 face value each with respect to the BOE Energy Asset transaction as more fully described below in Note 5.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements September 30, 2010

NOTE 5 - ACQUISITIONS

In June 2010, the Company entered into an agreement and acquired from Global Energy, Inc., a related party, all of the outstanding stock of Lima Energy Company.  Lima Energy Company is the project company for the Lima Energy Project, an Ultra Clean Btu Conversion manufacturing facility under development and initial construction in Lima, Ohio.  The Lima Energy Project is permitted for construction with 100,000 sq. ft. of engineered concrete already in place.  This Project is designed to convert solid hydrocarbons (petcoke, for example) in a closed system into low cost, clean energy products, such as synthetic natural gas (SNG), electricity, and hydrogen.  The Project consists of 3 phases which are: 1) GAS 1, designed to produce 14 billion cubic feet per year (BCF/yr) of SNG: GAS 2, designed to produce 33 BCF/yr of SNG, and ; 3) CCGT designed to have a capacity of 516 megawatts (MW).  In addition, the Project will capture100% of the CO2 produced during the SNG manufacture, which the Company has a contract to sell to a third party for full utilization in enhanced oil recovery and carbon capture and storage.  In exchange for Lima Energy stock, the Company issued a senior secured note to Global Energy in the amount of $6,439,429 which represents the book value of construction-in-progress to date, and Global Energy will retain a 50% interest in the single unit, GAS1.  The note will accrue interest at a rate of 7% per annum, which, along with the principal, will be due at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or March 31, 2011.

In June 2010, Cleantech Energy Company, wholly-owned subsidiary, entered into an agreement and acquired approximately 1.02 billion BOE (Barrels of Oil Equivalent) from Interfuel E&P Ltd. This solid hydrocarbon BOE energy asset is located adjacent to Cleantech Energy’s proposed Cleantech Energy Project, an Ultra Clean Btu Conversion project that is being designed to produce 182 BCF/yr of pipeline quality SNG and capture and fully utilize the CO2 produced during the SNG manufacture. This solid hydrocarbon asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin (PRB) coal.  The 1.02 billion BOE equals the energy content of the net tons of PRB referred to here.  In exchange for this asset, Cleantech issued to Interfuel preferred stock valued at approximately $714 million ($0.70/BOE). Once commercial operations have begun, the preferred stock will earn a 5% annual dividend payable on a quarterly basis. Annual redemptions of preferred stock will be dependent on the net income of Cleantech.  Provided there is net income in a given year, Cleantech will redeem such amount of preferred shares that is equal to not less than 7% and not more than 10% of net income in that year. Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time, or, at the option of Cleantech Energy, may be converted to common shares, according to this formula:  for every one percent (1%) of the original face amount of preferred shares that is remaining at that time, Interfuel will be entitled to one-half of one percent (0.5%) of common shares then issued and outstanding. Additionally, Cleantech Energy will pay $70 million to Interfuel upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company uses office space and administrative and professional services provided by a related party, Global Energy, Inc.  As of September 30, 2010, Global Energy advanced $148,735 to the Company, which consisted of $130,329 for those expenses as well as $18,406 for third-party expenses that were paid on behalf of the Company.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements September 30, 2010

NOTE 6 – RELATED PARTY TRANSACTIONS - Continued

Additional Paid-In-Capital

For the periods ended December 31, 2009 and September 30, 2010, a shareholder of the Company paid expenses on behalf of the Company of $3,608 and $145,000, respectively.  The amounts are reflected in the accompanying financial statements as additional paid-in-capital.

Note Payable

As part of the Lima Energy Company acquisition (see note 5), the Company issued a senior secured note to Global Energy, Inc, a related party, for $6,439,429, with 7% per annum accrued interest, which is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or March 31, 2011. The Company has recorded an expense for this interest for the third quarter in the amount of $112,690.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products or developments; future economic conditions, performance or outlook; the outcome of contingencies; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Reform Act of 1995.

References to “we”, “us”, “USASF”, “USFC”, “the Company”, and “our Company” all  refer to USA Synthetic Fuel Corporation and its subsidiaries unless the context otherwise requires.

Overview

USA Synthetic Fuel Corporation (“USASF” or the “Company”) is an environmentally focused alternative energy company pursuing clean energy solutions based on gasification and other proven Btu conversion technologies.  We intend to develop, finance, construct, own and operate gasification, synthetic natural gas, and Fisher Tropsch liquid production facilities, to convert lower value, solid hydrocarbons such as coal, petroleum coke and biomass into higher value, environmentally cleaner energy sources.  These lower value, solid hydrocarbons are one class of feedstock that may be used in gasification processes in order to produce synthetic gas.  Other classes of feedstock that may be used as feedstock to produce synthetic gas include petroleum liquids, petroleum byproducts, asphaltenes, natural gas and other similar gases.  For the purposes of this quarterly statement, hereinafter the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably in the remainder of the registration statement.  For this discussion, the terms “lower value” and “higher value” refer to the approximate market cost of the sources on a barrel of oil equivalent basis, which equals an equivalent energy content basis of 5.8 million British thermal units.  The produced energy sources such as synthetic natural gas and liquid transportation fuels are considered to be “environmentally cleaner” because they produce significantly reduced emissions of materials  of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petroleum coke.

USASF will launch its integrated business strategy to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations with the following major assets:

•
Lima Energy Company and the Lima Energy Project:  In June 2010, the Company entered into an agreement and acquired from Global Energy, Inc., a related party, all of the outstanding stock of Lima Energy Company, now a subsidiary of the Company and the project company for the Lima Energy Project.  The Lima Energy Project is being developed in three phases:  Gas 1, Gas 2, which combined are being designed to produce 8.0 million BOE per year of pipeline quality SNG, and Combined Cycle Gas Turbine (“CCGT”) which is being designed to produce 516 megawatt (“MW”) of electric power, as described in more detail below.  Global Energy has retained a 50% equity interest in Gas 1.  Lima Energy has completed initial construction of 100,000 square feet of engineered concrete and plans to complete construction upon financing.

•
Cleantech Energy Company and the Cleantech Energy Project: The Cleantech Energy Project is being developed by our subsidiary, Cleantech Energy Company. The project will be located in Wyoming and it is our intent to use our energy asset of approximately 1.02 billion BOE of solid hydrocarbons which is described in more detail below. The Cleantech Energy Project is being designed to produce 30.6 million BOE per year of pipeline quality SNG and to capture and utilize CO2 produced during the SNG manufacture in EOR and CCS applications.

•
Solid hydrocarbon energy asset:  In June 2010, Cleantech Energy Company entered into an agreement and acquired an approximately 1.02 billion BOE of solid hydrocarbon energy asset from Interfuel E&P Ltd.  This energy asset, previously owned by Mobil Mining and Minerals Company is located adjacent to our planned Cleantech Energy Project in Wyoming.  This solid hydrocarbon energy asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin (PRB) coal.  The 1.02 billion BOE equals the energy content of the net tons of PRB referred to here and represents a 25 year, low cost feedstock supply for the Cleantech Energy Project.  Because the Cleantech Energy Project is adjacent to the solid hydrocarbon energy asset, transportation expenses will be minimized for this project, resulting in an additional economic advantage for the project.

Our goal is to develop and construct ultra clean Btu Conversion and SNG production facilities in the United States.   Over the next four years we will require substantial capital resources to fund construction and financing costs relating to the development of our principal projects. Capital requirements for full construction of Gas 1, Gas 2 and CCGT are expected to be approximately $497.0 million, $1.02 billion, and $627.3 million, respectively. Additional capital requirements for the full construction of Cleantech Energy Project are expected to be approximately $2.3 billion. We have not yet entered into fixed price EPC arrangements with respect to our Cleantech Energy Project, but have considered the possibility of entering into general services agreements with a third party to provide EPC services with respect to such project. As a result, project costs for the Cleantech Energy Project are based upon our internal estimates. We intend to finance a significant amount of the funds necessary for the construction of our projects through a mix of equity and debt, which will consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt. As a result, we will be highly leveraged and our assets will be subject to forfeiture upon any default on project-specific debt.

Factors Affecting Results of Operations

Our operating expenses include the following:

•	General and administrative expenses, which consist primarily of salaries and related benefits paid to our employees, as well as office and travel expenses.
•	Legal and professional expenses, which consist primarily of amounts paid for audit, disclosure and reporting services.

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-Q.  We are a development stage company and have had no revenues for the period from inception on November 30, 2009 to date.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from operations at our Lima Energy Project which we estimate will be at a minimum approximately twenty-four to thirty-seven months from funding.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Form 10-Q, particularly in the section entitled "Item 1A - Risk Factors".

For the period from inception on November 30, 2009 to year end at December 31, 2009 (audited) and the nine months ended September 30, 2010 (unaudited).

Revenues

We have no revenues for the period from inception on November 30, 2009 to year end at December 31, 2009 and no revenues for the nine months ended September 30, 2010, and do not anticipate any significant revenues for twenty-four to thirty-seven months, as stated above.

Operating Expenses

Our operating expenses for the period from inception on November 30, 2009 to year end at December 31, 2009 totaled $3,608 and for the nine months ended September 30, 2010 totaled $1,271,661.  The primary component of our 2009 expense was related to organizational activities and for the nine months ended September 30, 2010 was related to organizational activities, salary expenses, and legal and auditing expenses.

Net Loss

For the period from inception on November 30, 2009 to year end at December 31, 2009, we experienced a $3,608 net loss and for the nine months ended September 30, 2010, we experienced a $1,271,661 net loss.

We anticipate losses from operations will increase during the next twelve months due to anticipated increases in payroll expenses as we add necessary staff, increases in legal and accounting expenses associated with becoming a reporting company, and project development expenses. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses.

Liquidity and Capital Resources

We have had no revenues since inception.  We have obtained cash for operating expenses through investment advances and/or loans from stockholders.

As noted in the Major Acquisition section below, the Company has acquired two major capital resources, the Lima Energy Company and the BOE Energy Asset, with an aggregated net asset value of $712.9 million.

While the technologies we intend to utilize currently are operational at some facilities in the United States, we do not yet have an operating commercial facility.  We anticipate it will be approximately twenty-four months and thirty-seven months from the date of the project’s financing until the CCGT or Gas 1 phase, respectively, are constructed and operational at the Lima Energy Project.  Once the first phase is completed and fully operational, we should begin to receive revenues from plant operations, but we cannot predict exactly when those revenues will start. We expect to commence commercial operation of CCGT within approximately 24 months from date of CCGT project financing and of Gas 1 within approximately 37 months from the date of Gas 1 project financing.

Net Cash Used by Operating Activities

Our primary uses of funds in operations were payments related to organizational activities for 2009 and were related to organizational activities, salary expenses, and legal and auditing expenses for the nine months ended September 30, 2010.

Net Cash Used In Investing Activities.

We did not engage in investing activities for the nine months ended September 30, 2010 or for the period from inception through December 31, 2009.

Net Cash Provided by Financing Activities .

Besides advances from shareholders that are reflected in cash flow from operating activities, we did not receive cash from financing activities for the nine months ended September 20, 2010 or for the period from inception through December 31, 2009.

Major Acquisitions

In June 2010, the Company entered into an agreement and acquired from Global Energy, Inc., a related party, all of the outstanding stock of Lima Energy Company.  Lima Energy Company is the project company for the Lima Energy Project, an Ultra Clean Btu Conversion project under development and initial construction in Lima, Ohio.  The Lima Energy Project is permitted for construction with 100,000 sq. ft. of engineered concrete already in place.  This Project is designed to convert solid hydrocarbons (petcoke, for example) in a closed system into low cost, clean energy products, such as synthetic natural gas (SNG), electricity, and possibly hydrogen.  The Project consists of 3 phases which are: 1) Gas 1, designed to produce 14 BCF/yr of SNG;2) Gas 2, designed to produce 33 BCF/yr of SNG, and; 3) CCGT designed to have a capacity of 516 megawatts (MW).  In addition, the Project will capture 100% of the CO2 produced during the SNG manufacture, which the Company has a contract to sell to a third party for full utilization in enhanced oil recovery and carbon capture and storage.  In exchange for Lima Energy stock, the Company issued a senior secured note to Global Energy in the amount of $6,439,429, which represents the book value of construction-in-progress to date and Global Energy will retain a 50% interest in the single unit, Gas 1.  The note will accrue interest at a rate of 7% per annum, which, along with the principal, will be due at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or March 31, 2011.

In June 2010, Cleantech Energy Company, wholly-owned subsidiary, entered into an agreement and acquired approximately 1.02 billion BOE (Barrels of Oil Equivalent) from Interfuel E&P Ltd. This solid hydrocarbon BOE energy asset is located adjacent to Cleantech Energy’s proposed Cleantech Energy Project, an Ultra Clean Btu Conversion project that is being designed to produce 182 BCF/yr of pipeline quality SNG and capture and fully utilize the CO2 produced during the SNG manufacture. This solid hydrocarbon asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin (PRB) coal.  The 1.02 billion BOE described elsewhere in this registration statement equals the energy content of the net tons of PRB referred to here.  We have acquired the energy asset from Interfuel E&P at terms favorable to us.   In exchange for this asset, Cleantech issued to Interfuel preferred stock valued at approximately $714 million ($0.70/BOE). Once commercial operations have begun, the preferred stock will earn a 5% annual dividend payable on a quarterly basis. Annual redemptions of preferred stock will be dependent on the net income of Cleantech.  Provided there is net income in a given year, Cleantech will redeem such amount of preferred shares that is equal to not less than 7% and not more than 10% of net income in that year. Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time, or, at the option of Cleantech Energy, may be converted to common shares, according to this formula:  for every one percent (1%) of the original face amount of preferred shares that is remaining at that time, Interfuel will be entitled to one-half of one percent (0.5%) of common shares then issued and outstanding. Additionally, Cleantech Energy will pay $70 million to Interfuel upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production.  We believe that this solid hydrocarbon energy asset is particularly well suited for the development of a gasification facility to be located in Wyoming.    Based on current project design, we believe that the approximately 1.02 billion BOE solid hydrocarbon energy asset represents approximately a 25-year supply if used as feedstock for the Cleantech Energy Project. We expect that the Cleantech Energy Project will produce pipeline quality SNG for export into an existing natural gas pipeline in reasonable proximity to the facility. The total annual SNG anticipated output of the proposed Cleantech Energy Project, would equal approximately 30.6 million BOE per year. The project costs for the Cleantech Energy Project are expected to be approximately $2.3 billion. Contrary to our Lima Energy Project where permits to produce our feedstock are not required as feedstock will be delivered by rail to the Project, construction and smooth operation of the Cleantech Energy Project will depend, in part, on the ability of our solid hydrocarbon production contractor to seek and obtain necessary regulatory approvals required for the production of the solid hydrocarbon.  Coordination of this task with ongoing engineering and design work for the facility itself will be important to timely progress.

Cash Position and Outstanding Indebtedness

Our total indebtedness at September 30, 2010 was $7,566,038, consisting of current liabilities of $974,059 and long term liabilities of $6,591,979. Current liabilities consist primarily of accounts payable, advances from related parties, and accrued expenses. Long term liabilities consist primarily of the note for the acquisition of Lima Energy Company.  At September 30, 2010, we had current assets of $48 in cash. We had long term assets of $0 at December 31, 2009 and $720,480,029 at September 30, 2010.

Contractual Obligations

As part of the Lima Energy Company acquisition, the Company issued a senior secured note to Global Energy, Inc., a related party, for $6,439,429 with 7% per annum accrued interest, which is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or March 31, 2011.  We are currently seeking financial commitments for the Lima Energy Project, as outlined below, which we anticipate achieving in the fourth quarter 2010, part of the proceeds of which will be used to pay this note.

Future Capital Requirements

Based on our current operational costs, we will need capital to fund our operations for the next twelve months, and for the following twelve months, or until the initial plant is up and running.  Accordingly, we estimate we need to raise capital to cover the next two years in order to meet our funding needs and continue operations.

At this filing date, we do not have firm commitments for funding but are in the process of seeking sufficient equity and/or debt funding to meet both our project capital requirements and working capital requirements.  For the next twelve months, we anticipate requiring a total of approximately $10 million in order to fund our continuing operations, outside of the projects costs disclosed below.

We intend to finance our operations primarily through long and short-term borrowings, and infusions of capital from new and existing shareholders.

Our cash requirements depend on many factors, including construction of our projects, our project development activities, and the number of employees required to drive our future growth. Over the next four years, we expect to make significant expenditures to expand our projects currently under development and construction and to bring them into commercial operation. We expect to incur total project costs of $497.0 million for full construction of Gas 1, $1.02 billion for full construction of Gas 2, $627.3 million for full construction of CCGT, and $2.3 billion for full construction of Cleantech Energy Project to bring each project into commercial operation. We likely will enter into a “fast-track” EPC contract with a third party which will allow work to progress under a general services arrangement on a time and materials contract basis for the Cleantech Energy Project and allow us to agree, at our option, on the terms of a fixed price EPC contract with such third party. As a result, project costs for this project are based upon our internal estimates.

We intend to finance a significant amount of the costs of these projects through a mix of equity and debt, which will consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt.  We will require substantial capital resources to fund the project costs related to our development and construction plan. Our ability to obtain adequate funding for our development and construction plan as well as for our working capital needs will depend on a variety of factors and cannot be guaranteed. For the Lima Energy Gas 1 phase, we are focusing primarily on $400 million of Ohio Air Quality Development Authority bonds.  While under the auspices of OAQDA, the bonds will be underwritten by a conventional investment bank, and Lima Energy is in active discussions with a bond underwriter to undertake this financing.  Now that the economy is beginning to rebound, we are encouraged by current ongoing negotiations toward this end, with the objective of closing the financing in 2010.  There can be no assurance that the placement of the OAQDA bonds will be completed in a timely manner or at all.  The private placement bonds will be nonrecourse to USASF.  We have entered into a long term agreement for the sale of SNG to P&G for approximately half of the SNG to be produced from Gas 1.  Owing to the attractiveness of the agreement, P&G has agreed to a total of nine (9) contract amendments to date with the tenth amendment fully agreed upon and scheduled for execution shortly to advance the project finance and commercial operation milestones as the project has been delayed.

No Off-Balance Sheet Arrangements

We have not, and do not have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we do not believe we are exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Inflation

Certain of our product offerings and supplies potentially may be subject to future price fluctuations due to inflationary and other market conditions. We believe that we largely will be able to pass such increased costs on to our customers through price increases, although we may not be able to adjust our prices immediately due to fixed price contracts for specific terms. In general, we do not believe that inflation will have a material effect on our results of operations in coming years. Technological advances have not caused prices on certain products to decrease, which could have a negative impact on margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information has been omitted based on our status as a smaller reporting company.

Currently, we are not exposed to changes in prevailing market interest rates which would affect the return on our investments and do not consider this interest rate market risk exposure to be material to our financial condition or results of operations. If necessary, we would invest primarily in United States Treasury instruments with short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Under our current policies, we do not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage our exposure to changes in interest rates or commodity prices.

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2010, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures should be considered marginally effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. We presently have only ten employees, and inasmuch as this leads to limited segregation of duties within the Company, improvement is needed in the areas of management oversight, control of documentation being produced, and review of such control documentation when it is produced.  A policy and procedure directive has been established to initiate improvement in this area.

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material litigation and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition. However, we may from time to time be involved in legal proceedings in the ordinary course of our business.

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business and Industry

We have no current operating revenues.

We are a development stage company and have no revenues from operations to use for operating expenses or project development.   If we are not able to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern. Our business strategy and plans could be adversely affected in the event we need additional financing and are unable to obtain such funding when needed.   Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities for the commercialization of our technology. If we cannot obtain necessary funding, then we may be forced to cease operations.

We anticipate that we will incur operating losses and negative cash flows for the immediate future.

The Company does not expect to generate significant revenues, if any, until Gas 1 or CCGT commences commercial operations, which we currently anticipate will occur approximately 37 or 24 months, respectively, following financial closing.  We anticipate that our expenses will continue to increase substantially as we implement our project development and construction plan and expand our marketing and general and administrative operations. For these reasons, we expect to continue to incur significant operating losses for the next several years. These losses will have an adverse effect on our shareholders’ equity and working capital.

Our ability to become profitable is uncertain.

Our ability to become and remain profitable will depend on, among other things:

•
Our ability to identify, develop and construct gasification, SNG production and CCGT facilities, including our projects currently in development, at our projected cost and within our projected timetables.

•	Our ability to obtain adequate financing for our projects on terms consistent with our expectations.
•
Our ability to effectively manage the operations at our facilities and to avoid extended outages or other breakdowns or failures of equipment or processes, whether due to catastrophic natural events or otherwise.

•	Prices for traditional and alternative fuel sources and competitive power generation technologies.
•	Our ability to develop and market our end-products at a sufficient margin.
•	Our ability to develop an effective internal corporate organization and systems.
•	Our ability to attract, hire and retain qualified and experienced management and technical and field personnel.

Because of the numerous uncertainties associated with the development, construction, ownership and future operation of our projects, we are unable to predict the extent of any future losses or when we will become profitable, if ever.  Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We anticipate undergoing a period of rapid growth and activity related to our development and construction plan and our failure to manage this growth and activity could harm our business.

Our anticipated growth, as well as any other growth that we may experience in the future, will provide challenges to our organization and may strain our management, technical and field personnel and operations, especially since our development and construction plan involves simultaneous activity on multiple projects. We may misjudge the amount of time or resources that will be required to manage effectively any anticipated or unanticipated growth or activity in our business or with respect to our development and construction plan or we may not be able to attract, hire or retain qualified and experienced personnel, including additional senior management personnel and technical and field personnel, to meet our needs. Our ability to manage growth and to execute our development and construction plan will depend in large part on our ability to continue to enhance our operating, financial and management information systems. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth or changes to our development and construction plan, our business resources may become strained, and we may fail to stay within our project budgets or fail to achieve our target commercial operation dates for one or more of our projects.

Our development and construction plan requires substantial capital, and we may be unable to raise capital when needed, which could force us to delay, reduce or eliminate some or all of our development and construction plan.

We will require substantial capital resources to fund our development and construction plan going forward. Over the next four years, we expect to need $497.0 million for full construction of Gas 1, $1.02 billion for full construction of Gas 2, and approximately $627.3 million for full construction of CCGT, the three phases of the Lima Energy Project.  We also expect to need approximately $2.3 billion for the development and construction of our Cleantech Energy Project in Wyoming.  Our ability to obtain adequate funding for our projects will depend on a variety of factors, including adequacy of equity investment, adequacy of EPC and related contracts, and the adequacy of off-take arrangements and market conditions for each project. We may not be able to obtain adequate funding on terms consistent with our expectations to support our development and construction plan in a timely manner.
We may also need additional financing for a variety of reasons, including to support ongoing operations (including operations and maintenance expenses at our projects after commercial operations start), to pursue new project development opportunities (including EOR and CO2 sequestration), to attract and retain qualified management and technical and field personnel, to establish an effective infrastructure and to acquire complementary businesses or technologies. We do not yet have a credit facility to provide short-term borrowing capacity, or sufficient equity investment to support ongoing development operations.  Future financings may include terms that disadvantage us or restrict our operations or use of operating cash flow.

In addition, it is also possible that the actual costs to complete any one of our projects may be greater than anticipated, in which case we may be forced to raise additional funds to complete the project on terms that substantially reduce the value of the project to us. If we are unable to raise adequate funds, or to raise adequate funds on terms acceptable to us, we may have to delay, reduce or eliminate some or all of our development and construction plans, liquidate some or all of our assets, or transfer ownership of one or more of our projects to our lenders or strategic partners.

We may be unable to complete the development and construction of our projects on our planned schedule or within our project budget.

Our ability to complete the design, development and construction of each project, and to commence commercial operations at each project, according to our planned schedule and within project budgets, if at all, will depend upon a variety of factors, including some of which may be out of our control.  The development and construction process for our first two projects is expected to require at 24 to 37 months from the date of the projects’ financing given the complex nature of designing, constructing, permitting and commencing operation of commercial scale gasification and SNG production facilities. Any delay in, or failure to, achieve one or more of the foregoing factors could cause a project to miss its scheduled date and budget to begin operations or not begin operations at all.

Our dependence on third-party service providers and suppliers may cause delays in the development and construction of our projects.

In certain instances we will rely entirely on third parties to supply us with all of the equipment, components and construction and engineering services necessary for the development and construction of our projects. As of the date of this registration statement, we have entered into limited contractual arrangements with service providers and suppliers for the development and construction of our projects. As a result, we do not yet have many of the contractual arrangements with service providers, such as fixed price EPC contracts for the Cleantech Energy Project, or equipment and component suppliers that will be needed to obtain adequate financing for our projects and to complete the development and construction of our projects. We may have difficulty obtaining agreements with third-party service providers and equipment and component suppliers on terms favorable or acceptable to us.  Once a services or supply agreement is obtained, we cannot be sure that our third-party service providers and equipment and component suppliers will provide their services or deliver equipment or components in a timely manner.

We may be subject to additional construction risk as a result of GEC acting as the main EPC contractor for our Lima Energy Project.

For the construction of the Lima Energy Project, Lima Energy entered into an EPC contract with GEC to provide main EPC contractor services for the Lima Energy Project.  GEC is responsible for building and testing the Lima Energy Project and training the operators of the Lima Energy Project. GEC in turn has entered into an EPC agreement with ICC, where ICC will provide general contractor services, and will provide day-to-day execution and implementation, certain construction services and hire additional, separate subcontractors with respect to the Lima Energy Project. The Lima Energy Project is the first gasification project attempted by ICC and the first project for GEC. If ICC fails to perform under its contract for any reason, GEC may be forced to engage a substitute contractor, which could result in a significant delay in the construction schedule for the Lima Energy Project, as well as an increase in construction cost. Although ICC has guaranteed the facility’s performance and construction schedule, it is obligated to pay liquidated damages up to a specified amount in the event of certain delays or performance shortfalls. GEC has guaranteed that commercial operation of the Lima Energy Project will occur by the guaranteed completion date and is required to pay liquidated damages to Lima Energy in the event that the schedule and performance guarantees agreed to in the ICC contract are not satisfied by ICC.  Due to the delay in completing financing for this project, the commercial operation date will be reestablished with GEC when it is released to proceed with field work and construction.

Our projects use specialized technology and equipment that must conform to particular design specifications, which may cause delays or increased costs in connection with their completion and delivery.

Gasification, SNG production, and IGCC projects are technically complex. Our projects are being designed to meet specified engineering and performance standards and they involve the use of specialized gasification equipment, including fuel islands, gasification and gas processing islands, power islands, air separation units, and environmental systems and control equipment, as well as various custom design elements. The manufacturing of this specialized gasification equipment and the construction of facilities in accordance with established design specifications involves substantial engineering expertise coupled with the use of highly specialized, gasification technology, which may vary from project to project. We have not completed (or, in certain cases, significantly begun) the design and engineering work for the projects currently in development, which means we may encounter unexpected engineering, construction or technical difficulties and delays during the construction process as a result of required design modifications. In addition, this equipment or engineering expertise may become more costly in the future. Factors such as design and engineering errors and construction performance falling below expected levels of output or efficiency could cause us to experience delays in completing the construction or commencing the commercial operations of our projects on time or on budget.

We may be unable to obtain or maintain the regulatory permits, approvals and consents required to construct and operate our projects.

We must obtain numerous environmental and other regulatory permits and certifications from federal, state and local agencies and authorities, including air permits and wastewater discharge permits, in order to construct and operate our projects. A number of these permits and certifications must be obtained prior to the start of construction of a project, while other permits are required to be obtained at or prior to the time of first commercial operation, and still other permits must be obtained within prescribed time frames following commencement of initial operations. Any failure to obtain the necessary environmental permits and certifications on a timely basis could delay the construction or commercial operation of our projects. In addition, once a permit or certification has been issued for a project, we must take steps to comply with each permit’s substantive conditions, which can include conditions as to timely commencement and completion of the project, otherwise the permit could be subject to revocation or suspension, or the Company could be exposed to penalties or other consequences, which could be significant.  We also may need to modify existing permits to reflect changes in design or in project requirements, which modification could trigger a legal or regulatory review under a standard that may be more stringent than when the permits were originally granted.

We do not currently operate a gasification facility, and we have a limited history of operations.

We do not currently operate a gasification facility.  Our Company has a limited operating history upon which to evaluate our business. Our recent operating history and expertise is limited to our management and technical staff operation of the Wabash River facility from 2000 through January 2005 and the joint management and operation of that facility from February 2005 to September 2008. As a consequence, our prospects must be considered in light of the uncertainties and risks associated with a limited operating history.

If we or our project companies are unable to meet the debt service requirements of the financing arrangements used to finance our projects, our lenders may take over ownership of our projects.

We intend to supply a significant amount of the funds necessary for our projects through non-recourse debt financing specific to each project, which will be secured by the assets of such project. As a result, we expect to be highly leveraged. In the event that after a debt financing, a project experiences cost overruns or a material delay in the start of commercial operations, the project may be unable to meet its debt service requirements. In addition, once a project becomes operational, an increase in the price of feedstock or other raw materials, a decrease in prices for natural gas and electricity, a failure of the project to achieve its specified reliability or performance standards, or the occurrence of other events that may or may not be within our control, such as natural disasters, could cause the project to be unable to meet its debt service requirements, possibly resulting in a default under a project financing agreement and ultimately the bankruptcy of that project company. In the event of a default that we or our project company cannot cure, the lenders would generally have rights to enforce their security interest in the assets of the relevant project and assume control over the ownership of such project. A bankruptcy of a project company may also constitute an event of default under any future debt agreements of ours even though such project company may not be a party to such agreement.

We may not be able to obtain feedstock at acceptable prices, which could increase operating costs significantly and harm our profitability.

Our ability to operate our facilities once we have completed development and construction activities is dependent upon the availability of feedstock at reasonable prices. Different gasification technologies utilize different types of feedstock and we may not have routine access to the feedstock appropriate for each technology at our facilities. In addition to the approximately 1.02 billion BOE solid hydrocarbon energy asset that our subsidiary Cleantech Energy Company has entered into an agreement and acquired from Interfuel E&P Ltd., we plan to purchase solid hydrocarbon feedstock such as coal and petcoke as feed sources for our projects. In addition, we plan to purchase electricity and natural gas during the initial plant start-up period to supplement these feedstocks. Such electricity and natural gas will be purchased at market prices which may be high. During periods of rising prices for such feedstock, we may incur significant increases in our operating costs while not being able to increase our selling prices in a timely manner due to the fixed price nature of our existing off-take agreements. In addition, as a result of increased demand during such periods, our suppliers may be unable to supply the necessary feedstock to us or may otherwise fail to deliver products to us in the quantities required and at acceptable prices.

We may not be able to implement an effective system for the management of CO2, a significant byproduct of our proposed gasification facilities, which may become regulated in the United States in the near future.

Regulations affecting controls and limits on CO2 for industrial plants are not currently in place. Though such controls are anticipated, several years are generally expected to be allowed for achieving compliance, once a rule is finalized. The Company has made a strategic commitment to capture and manage CO2 at its facilities. As a result of the challenges associated with CO2 management, the implementation of the Company’s CO2 management strategy may not be completed until considerably later than the date on which the Lima Energy Project or our other facilities commence commercial operation and may require us to incur expenditures greater than currently anticipated. Until an effective CO2 management plan has been fully implemented at our facilities, their CO2 emissions may become subject to significant restrictions as part of any federal or state program to control global warming.

We do not own proven or probable reserves in connection with any of our projects nor do we know if it is commercially feasible to receive a sufficient quantity of BOE from our solid hydrocarbon energy asset to support the development and operation of our Cleantech Energy Project.  As a result, we may be required to abandon one of our gasification projects and record impairment or other charges on our consolidated financial statements.

We have no proven or probable reserves in connection with any of our projects.  Construction of the Cleantech Energy Project will depend, in part, upon our confirmation that it is economically feasible to extract a sufficient quantity of BOE from the solid hydrocarbon energy asset and upon future delivery of the solid hydrocarbon energy asset to support the development and operation of that project. If we determine that we will be unable to extract a sufficient quantity of BOE from the energy asset or if we are unable to receive a sufficient quantity of solid hydrocarbons from this energy asset to justify the construction of the Cleantech Energy Project, we may decide to redesign, relocate, develop alternate feedstock supplies, delay, or elect not to proceed on the development of this project.  Furthermore, if we determine that it is not commercially feasible to receive our solid hydrocarbon energy asset, we may be required to write off the value of the asset or to record an impairment or other charge on our consolidated financial statements that could have a material adverse effect on our business, financial condition and results of operations.

Claims that current or future technologies used in our projects infringe or misappropriate the proprietary rights of others could adversely affect our ability to utilize those technologies and cause us to incur additional costs.

We could be subject to third-party infringement claims if third parties challenge our use of a particular technology, including the E-Gas™ technology referred to elsewhere in thie Form 10-Q. Any litigation, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, adversely impact prospective off-take customers, require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms or at all.

If we are unable to protect the confidentiality of sensitive information and know-how, our ability to develop, complete and operate our projects could be materially adversely affected.

We believe that the most important element of our intellectual property comes from the knowledge base of our management and employees, which consists of expertise, art and trade secrets obtained through many years of our management and technical team’s gasification and IGCC facility operational experience. As a result, we consider our trade secrets, operational experience, processes and know-how to be one of our principal competitive strengths. We will seek to limit disclosure of these trade secrets, operational experience, processes and know-how by requiring employees, consultants and any third parties with access to such information to execute confidentiality agreements and by restricting access to such information. We cannot be certain, however, that all of our existing employees will execute such agreements and, if they choose not to do so, we will have no contractual recourse against them if they disclose our trade secrets, processes or know-how to third parties or otherwise use such intellectual property in connection with future employment. In addition, even if executed, these agreements may be breached, and we may not have adequate remedies for any such breach. Furthermore, trade secrets may otherwise become known or be independently developed by third parties. To the extent that our employees, consultants or third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Such disputes could result in our having to enter into licensing arrangements that may require the payment of a license fee or royalties to the owner of the intellectual property. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all.

In addition, we believe that our management team has been instrumental in the advancement of gasification and SNG production technologies through the optimization of such technologies and the operational process over their careers with us and other companies. Accordingly, our success in effectively protecting the confidentiality of our sensitive information and know-how will depend in large part upon our ability to retain our current senior management. The loss of the services of certain members of our senior management team could cause significant harm to our competitive position and technical capabilities, prevent or delay the development, construction and operation of our projects, and negatively reflect upon our reputation.

Fluctuations in natural gas and other energy commodity prices, our inability to enter into off-take agreements at acceptable prices, or a lack of acceptance of gasification and related production technologies could adversely affect our business plan and ability to become profitable.

Our results of operations will be affected by our ability to negotiate energy contracts in a marketplace generally controlled by wholesale prices of those energy products and commodities which we intend to trade, such as natural gas, electricity, petcoke and coal. Some of these markets are often highly volatile, and often experience significant price fluctuations. Current prices for such commodities may not be indicative of prices that will be in effect when we expect to commence operations. Wholesale energy market prices may fluctuate to such extremes that our products may fail to remain price competitive relative to such energy products.  Difficulties or failure to negotiate acceptable contracts could delay our projects or cause us to alter our production or project development plans, which could lead to additional incurred costs.

Contract provisions, including those currently in place in our ten-year off-take agreement with P&G for SNG to be produced at the Lima Energy Project, may allow such contracts to be terminated or unfavorably modified, and result in adverse effects on the financial performance of the respective projects.  We are also exposed to the risk that the counterparties to our long-term off-take agreements will not perform their obligations under such agreements. Should these counterparties fail to perform, we may incur unanticipated losses or the failure may adversely impact our ability to obtain adequate financing for other projects being developed.

We believe that a significant increase in the demand for and price level of natural gas, national security concerns associated with foreign oil reserves, increasingly stringent environmental regulations, and public support surrounding climate change have all led to increasing demand for “clean” power utilizing environmentally responsible coal-based generation technology. However, there can be no assurance that the acceptance and adoption of gasification and SNG production technologies and the related demand for gasification and SNG end-products will continue to grow or that the pricing of these end-products in the future will be at satisfactory levels.

We compete with other suppliers, including utility companies, in each of our anticipated product areas and our revenue could decline if we are unable to compete successfully.

We expect to compete with all traditional suppliers of natural gas and with utilities and independent power producers who sell power in our anticipated target markets. Our ability to compete with established energy suppliers, particularly utilities and natural gas suppliers, depends on, among other factors, providing competitively priced SNG and electricity in reliable quantities. Some of our competitors, particularly utilities and natural gas suppliers, may be larger and better capitalized than us and, as such, may have significant advantages over us. In addition, to the extent that our gasification and SNG production facilities enjoy product support that is derived in part from the environmental advantages associated with our technologies, such advantages may be compromised to the extent that owners of coal-fired generation assets, particularly utility companies, are able to cost- effectively upgrade pollution control techniques or utilize competing power technologies at these plants.

In addition, there are gasification projects under consideration by companies other than large utilities and industrial companies. Some of these companies may compete with us in the future for customers, sites and government funding. Certain well-known companies, such as General Electric and Shell US Clean Coal Energy, Inc., own the major gasification technologies in the United States and may decide to develop or invest in, or form alliances to develop, gasification or SNG production technologies. These companies may have the manufacturing, marketing, finance and sales capabilities to complete development of gasification projects that could be more competitive than our projects and could be brought to market or constructed more quickly than our projects. To the extent that these companies already have name recognition, their initiatives into gasification technology may enjoy greater market acceptance. Lastly, oil production and petrochemical firms have proposed new plants that have the capability to produce transportation fuels, H2 and a wide range of other products. Although these firms are focused on their own needs, they could reduce the available market for the products that can be produced at our gasification facilities. A substantial increase in the number of gasification or IGCC facilities, or the advancement of competing power technologies, could impact our competitive attractiveness, and, therefore, our ability to become profitable.

Terrorist attacks or sustained military campaigns may adversely impact our business.

The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially adversely impact our business. The continued threat of terrorism and the impact of military and other action will likely lead to continued volatility in prices for natural gas and could affect the markets for the operations of our customers on which we will be dependent. Furthermore, the United States government has issued public warnings that indicate that energy assets might be specific targets of terrorist organizations. The continuation of these developments may subject our operations to increased risks and, depending on their ultimate magnitude, could have a material adverse effect on our business, financial condition and results of operations.

We and our project companies may be unable to access the credit and capital markets to finance projects and working capital requirements.

We and our project companies will rely on access to the credit and capital markets to finance our projects (including the Lima Energy Project and the Cleantech Energy Project) and our working capital requirements. Access to these markets may be adversely affected by factors beyond our control, including volatility in securities trading markets, turmoil in the financial services industry and general economic conditions.

Market disruptions such as those recently experienced in the United States and abroad may adversely affect our and our project companies’ ability to access sources of liquidity upon which we and they will rely to finance operations (including the Lima Energy Project and the Cleantech Energy Project), and satisfy obligations as they become due. These disruptions may include unprecedented volatility in the markets where our securities are proposed to trade following completion of this registration, turmoil in the financial services industry, including substantial uncertainty surrounding lending institutions with which we and our project companies may do business, and general economic downturns in the areas where we and our project companies do business. In addition, if we or our project companies are unable to access credit at competitive rates, our collective ability to finance our operations and those of our project companies, meet our and our project companies’ short-term obligations and implement our and our project companies’ operating strategy could be adversely affected.

Our existing shareholders have substantial control over us after and could limit and influence the outcome of key transactions, including changes of control.

Our current shareholders, if acting together, would be able to control or influence significantly all matters requiring approval by our shareholders, including the election of our directors and the approval of mergers or other significant corporate transactions. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may affect the market price of our common stock. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investor perception that conflicts of interest may exist or arise.

Our common stock has not been widely traded and the price of our common stock may fluctuate substantially.

Prior to this registration, there has been a limited public market for shares of our common stock, with limited trading relating to the 159,100 shares of previously registered common stock referred to as the “public float.”  An active public trading market may not develop following the effective date of this registration statement or, if developed, may not be sustained. The market price of our common stock following this registration, and any possible subsequent listing on the NASDAQ Market or other securities exchange, if and when we are successful in doing so, will be affected by a number of factors, including those discussed above.

Future sales of our common stock by existing shareholders could cause our stock price to decline.

If our existing shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our shareholders might sell shares of common stock could also depress the market price of our common stock. There are 75,000,000 shares of common stock outstanding, of which only 159,100 shares are freely saleable currently.  The balance of our issued and outstanding common shares are restricted until the earlier of (i) one year after the filing date of this registration statement; or (ii) six months from the date our shares are listed on the NASDAQ Market if the Company seeks to have, and is successful in having, its shares listed on the NASDAQ Market.  Additional restrictions apply to certain key management shareholdings.  We may in the future issue and register additional shares of our common stock that might be freely transferable at the time of such transaction.

A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

We do not expect to pay dividends in the foreseeable future, and any return on investment may be limited to the value of our common stock.

We do not anticipate paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition, opportunities to invest in the growth of our business and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment will occur only if our stock price increases.

Our charter documents may discourage or prevent a change of control, even if an acquisition would be beneficial to our shareholders, which could adversely affect our stock price and prevent attempts by our shareholders to replace or remove our current management.

Our current Bylaws, which will remain in effect after the effective date of this registration statement, contain provisions that could delay or prevent a change of control of our Company or changes in our Board of Directors that our shareholders might consider favorable and limit the price that certain investors might be willing to pay in the future for our securities. Among other things, these provisions:

•	Authorize the issuance of preferred stock which can be created and issued by the Board of Directors without prior shareholder approval, with rights senior to those of our common stock.

•	Require advance written notice of shareholder proposals and director nominations to be considered at shareholders’ meetings.

These and other provisions in our Certificate of Incorporation and Bylaws could make it more difficult for shareholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by our then current Board of Directors, including a merger, tender offer or proxy contest involving our Company. Any delay or prevention of a change of control transaction or changes in our Board of Directors could cause the market price of our common stock to decline.

Summary

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The risk factors listed on the previous pages, as well as any cautionary language in this registration statement, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in the previous risk factors and elsewhere in this registration statement could negatively impact our business, cash flows, results of operations, prospects, financial condition and stock price.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. You should read this registration statement completely and with the understanding that actual future results may be materially different from what we expect.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the period indicated are disclosed below.

During the nine months ended September 30, 2010, we issued no common shares.

On February 23, 2010, the company issued warrants to purchase 375,000 shares of common stock to John Pfeiffer in exchange for professional services.  The warrants have an exercise price of $7 per share and a three year term. The stock warrants have been canceled as of July 22, 2010 retroactive to February 23, 2010.

On February 23, 2010, the company issued warrants to purchase 375,000 shares of common stock to Geoff High in exchange for professional services.  The warrants have an exercise price of $7 per share and a three year term.  The stock warrants have been cancelled as of July 22, 2010 retroactive to February 23, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

No.	Description

2.1*	Exchange Agreement, dated December 4, 2009 By and among BigStar Entertainment, Inc., USA Synthetic Fuel Corporation, Shareholder of USASF, and Pegasus Funds LLC

2.2**
Letter dated July 21, 2010 clarifying expiration of obligation to issue additional shares pursuant to the terms of the Exchange Agreement, dated December 4, 2009 by and among BigStar Entertainment, Inc., USA Synthetic Fuel Corporation, Shareholder of USASF, and Pegasus Funds LLC.

3.1*	USA Synthetic Fuel Corporation - Restated Certificate of Incorporation

3.2*	Bylaws of USA Synthetic Fuel Corporation

4.1*	Specimen certificate for shares of common stock

10.1**	License Agreement between GEC and Lima Energy

10.2*	Revision to License Agreement between GEC, Lima Energy, and ConocoPhillips, July 30, 2003

10.3*	EPC Agreement Lima Energy Co and Gasification Engineering Corp -

10.4*	Reserved by Company

10.5*	Amended and Restated SNG Purchase and Sale Agreement- August 13, 2007

10.5a*	First Amendment, effective as of January 1, 2008, P&G Restated SNG Agreement

10.5b*	Second Amendment, effective as of June 1, 2008, P&G Restated SNG Agreement

10.5c*	Third Amendment, effective as of July 2008, P&G Restated SNG Agreement

10.5d*	Fourth Amendment, effective as of October 30, 2008, P&G Restated SNG Agreement

10.5e*	Fifth Amendment, effective as of January 1, 2009, P&G Restated SNG Agreement

10.5f*	Sixth Amendment, effective as of April 1, 2009, P&G Restated SNG Agreement

10.5g*	Seventh Amendment, effective as of July 1, 2009, P&G Restated SNG Agreement

10.5h*	Eighth Amendment, effective as of October 1, 2009, P&G Restated SNG Agreement

10.5i*	Ninth Amendment, effective as of April 1, 2010, P&G Restated SNG Agreement

10.5j*	Letter Amendment Definition of Facility, effective October 28, 2008, P&G Restated SNG Agreement

10.5k**	Tenth Amendment, effective as of October XX, 2010, P&G Restated SNG Agreement

10.6*	Form of Indemnification Agreement entered into by and between USA Synthetic Fuel Corporation and each of its directors, executive officers, and key consultants

10.7**	Carbon Dioxide Sales Agreement, dated March 17, 2008, by and between Lima Energy Company and Cambridge Resources, LLC.

10.8*	Stock Purchase Agreement Among USA Synthetic Fuel Corporation, Global Energy, Inc., and Lima Energy Company, June 11, 2010

10.9*	Senior Secured Note by USA Synthetic Fuel Corporation to the order of Global Energy, Inc., June 11, 2010

10.10*	Energy Contract: Barrel of Oil Equivalent (BOE) Purchase & Sale Agreement between Cleantech Energy Company and Interfuel E&P Ltd., June 18, 2010

10.11**	Strategic Alliance Agreement, dated December 21, 2006, between Global Energy, Inc. and Oxbow Carbon & Minerals LLC

10.12**	Draft – Real Estate Acquisition and Development Agreement by and between The City of Lima, Ohio and Lima Energy Company, Dated as of July 1, 2010 – Draft version subject to change

21.1*	Subsidiaries of USA Synthetic Fuel Corporation

31.1***	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 filed on July 29, 2010

**	Incorporated by reference from Registrant’s Registration Statement on Amendment No. 1 to Form 10 filed on October 21, 2010

***	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA SYNTHETIC FUEL CORPORATION

Dated: November 15, 2010	By:	/s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

	By:	/s/ Harry H. Graves
Name: Harry H. Graves
Title: Chief Financial Officer