Form 10-Q/A
period 2010-09-30
USA Synthetic Fuel Corp
filed 2011-01-07
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
Amendment No. 1

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

Or

□	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From  ___ to ___.

Commission file number 000-54044

USA Synthetic Fuel Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3995258
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

Assets

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Current Assets
Cash	$48	$100
Other	–	–
Total Current Assets	48	$100
Long Term Assets
Construction in Progress – Lima Energy	6,439,429	–
BOE Energy Asset	714,040,600	–
Total Long Term Assets	720,480,029	–

Total Assets	$720,480,077	$100

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued liabilities	$712,634	–
Advance from shareholder (see note 6)	148,735	–
Accrued Interest, Note	112,690	–
Total Current Liabilities	974,059	–
Long Term Liabilities
Common stock issuance liability	152,550	–
Promissory Note	6,439,429	–
Total Long Term Liabilities	6,591,979	–

Total Liabilities	7,566,038	–

Stockholders’ Equity
Preferred stock, $0.0001 par value, 9,923,153 shares, authorized, none issued or outstanding	--	–
Series A super voting preferred stock, $0.0001 par value, 2 shares authorized, none issued and outstanding	–	–
Series B preferred stock, $0.0001 par value, 74,845 shares authorized, none issued or outstanding	–	–
Minority Interest, Cleantech Energy Co., Preferred Stock, no par value, 1,000,000 authorized, 714,041 issued	714,040,600
Common stock, $0.0001 par value, 300,000,000 shares authorized; 75,000,000 shares issued and outstanding	7,500	7,500
Additional paid-in-capital	141,208	(3,792)
Deficit accumulated during the development stage	(1,275,269)	(3,608)

Total Stockholders’ Equity	712,914,039	100

Total Liabilities and Stockholders’ Equity	$720,480,077	$100

The accompanying notes are an integral part of these consolidated financial statements.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,			Cumulative from November 30, 2009 to September 30,
	2010	2009		2010

Operating Expenses
General and Administrative Expenses	$1,271,661	$	−	$1,275,269
Net (loss) from Operation before Taxes	(1,271,661)		−	(1,275,269)
Provision for Income Taxes	−		−	−
Net (Loss)	$(1,271,661)	$	−	$(1,275,269)

Net Loss Per Common Share – Basic and Diluted	$(0.02)

Weighted Average Number of Common Shares
Outstanding	75,000,000

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

NOTE 3 – GOING CONCERN - Continued

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

Future Capital Requirements

Our current business plan calls for new investment capital to fund our operations for the next twelve to twenty four months or until commercial operations at Lima Energy commence.  Accordingly, we need to raise capital to provide working capital for the next two years in order to meet our funding commitments and busineiss plan objectives.

At this filing date, we do not have firm commitments for funding but are in the process of seeking sufficient equity and/or debt funding to meet both our project capital requirements and working capital requirements.  For the next twelve months, we anticipate requiring a total of approximately $10 million in order to fund our continuing operations, enable the purchase of the Lima land, and advance the Lima project as we complete the larger project financing.  Specifically, a $10 million equity or debt capital raise will enable the following to occur:   Lima land purchase and ancillary costs estimated at $2.0 million and Lima project advancement, including site work and further engineering and permit work, in the amount of $3.0 million. The costs are currently contained within the scope of the full construction costs of Gas 1.  The balance of $5.0 million would be used for general corporate purposes.

We intend to finance our operations primarily through long and short-term borrowings, together with equity capital. We are currently working on several transactions which we expect to finalize in early 2011.  In the event the Company raises more than $10 million due to investment demand and various financing options, the additional funds will further advance the Lima Energy Gas 1 project and add to corporate working capital to accelerate the business plan.  In addition to or as an alternative, the Company is considering a $100 million level equity raise and corresponding increase in the public float.

Our cash requirements depend on many factors, including the pace of our project development activities, and the employee team, build-up to drive our future growth. Over the next four years, we expect to make significant expenditures to expand our projects currently under development and construction and to bring them into commercial operation. We expect to incur total project costs of $497.0 million for full construction of Gas 1, $1.02 billion for full construction of Gas 2, $627.3 million for full construction of CCGT, and $2.3 billion for full construction of Cleantech Energy Project to bring each project into commercial operation. We likely will enter into a “fast-track” EPC contract with a third party which will allow work to progress under a general services arrangement on a time and materials contract basis for the Cleantech Energy Project and allows us to agree, at our option, on the terms of a fixed price EPC contract with such third party. As a result, project costs for this project are based upon our internal estimates.

We intend to finance a significant amount of the costs of these projects through a mix of equity and debt, which will consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt.  We will require substantial capital resources to fund the project costs related to our development and construction plan. Our ability to obtain adequate funding for our development and construction plan as well as for our working capital needs will depend on a variety of factors and cannot be guaranteed. For full finance for the Lima Energy Gas 1 phase, we are focusing primarily on $400 million of Ohio Air Quality Development Authority bonds.  While under the auspices of OAQDA, the bonds will be underwritten by an investment bank around the assets of Lima Energy, including the take or pay off-take contract with Procter & Gamble.  As the economy improves, we anticipate that the market for low cost clean energy and cleantech facilities such as Lima Energy Gas 1, will also improve.  There can be no assurance that the placement of the OAQDA bonds will be completed in a timely manner or that a market will develop for the bonds.  The Air Quality bonds will be nonrecourse to USASF.  The long term agreement for the sale of SNG to P&G is for approximately half of the SNG to be produced from Gas 1.    It is management’s belief that Procter & Gamble remains an advocate for low cost clean energy as evidenced by the long term contract for SNG.

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

ITEM 4T.  CONTROLS AND PROCEDURES

As of September 30, 2010, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Our Company does have limited internal resources and limited ability to have multiple levels of transaction review. We presently have only ten employees, and this leads to limited segregation of duties within the Company.  However, our controls and procedures provide for full flow of information to Company management, especially to the Chief Executive Officer and Chief Financial Officer, and our evaluation shows we are able to meet our reporting obligations under the Exchange Act Rules stated above. While our disclosure controls and procedures are effective, we recognize that continued improvement is desired in the areas of management oversight, control of documentation being produced, and review of such control documentation when it is produced.  A policy and procedure directive has been established to initiate improvement in this area.

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

USA SYNTHETIC FUEL CORPORATION

Dated: January 7, 2011	By:	/s/ Dr. Steven C. Vick
	Name:	Dr. Steven C. Vick
	Title:	President and Chief Executive Officer

By:	/s/ Harry H. Graves
Name:	Harry H. Graves
Title:	Chief Financial Officer