Form 10-K
period 2010-12-31
USA Synthetic Fuel Corp
filed 2011-04-19
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number 000-54044

USA SYNTHETIC FUEL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	13-3995258
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

312 Walnut Street, Suite 1600
Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 762-7870

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	OTCQB

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.       Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition or “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Small Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On March 31, 2011,  75,016,250 shares of common stock of the Registrant were outstanding, and the market value of common stock held by non-affiliates was $194,764,920 (based upon the closing price of $6.00 per share of common stock as quoted on the OTCQB).

DOCUMENTS INCORPORATED BY REFERENCE: NONE

USA SYNTHETIC FUEL CORPORATION
2010 ANNUAL REPORT ON FORM 10-K

PART I

Item 1         Business

Forward-Looking and Cautionary Statements

Except for statements of historical fact, certain information in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “would,” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations, or of our financial position, or state other “forward-looking” information. USA Synthetic Fuel Corporation believes that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. Further, we urge you to be cautious of the forward-looking statements that are contained in this Form 10-K because they involve risks, uncertainties and other factors affecting our technology, planned operations, market growth, products and projects. These factors may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial position.  Factors that could cause or contribute to such differences include those set forth in “Item 1A - Risk factors” contained elsewhere in this annual report on Form 10-K.

Our Company

USA Synthetic Fuel Corporation (“USASF” or the “Company”) is an environmentally focused alternative energy company pursuing clean energy solutions based on gasification and other proven Btu conversion technologies.  USASF is a development stage company and, as of December 31, 2010, had $40 of cash on hand, no inception to date revenues, and there are substantial doubts about the Company’s ability to continue as a going concern.  We intend to develop, finance, construct, own and operate gasification, synthetic natural gas, and Fischer Tropsch liquid production facilities, to convert lower value, solid hydrocarbons such as coal, petroleum coke (“petcoke”) and biomass into higher value, environmentally cleaner energy sources.  These solid hydrocarbons are one class of feedstock that may be used in gasification processes in order to produce synthetic gas (“SG”).  Other classes of feedstock that may be used as feedstock to produce synthetic gas include petroleum liquids, petroleum byproducts, asphaltenes, natural gas and other similar gases.  For the purposes of this annual report on Form 10-K, hereinafter the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably in the remainder of the annual report on Form 10-K.

For this discussion, the terms “lower value” and “higher value” refer to the approximate market cost of the sources on a barrel of oil equivalent basis, which equals an equivalent energy content basis of 5.8 million British thermal units.  For “lower value” feed sources like coal or petroleum coke, this market cost is in the range of approximately $4.87 - $10.14 per barrel of oil equivalent.  As examples of “higher value” energy sources, synthetic natural gas has a current market cost of approximately $24.15 and projected market cost of $40.31 per barrel of oil equivalent, and liquid transportation fuels have a market cost of approximately $142.61 per barrel of oil equivalent.  The produced energy sources such as synthetic natural gas and liquid transportation fuels are considered to be “environmentally cleaner” compared with the coal or petroleum coke feed sources because they produce significantly reduced emissions of materials  of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petroleum coke.

Sulfur and other contaminants in solid hydrocarbon create emissions when combusted.   The United States Environmental Protection Agency has established New Source Performance Standards limits on coal combustion stack emissions of criteria pollutants, including sulfur, particulate and nitrous oxide.  These limits are established with consideration of the age of the technology.  Similarly, there are New Source Performance Standards limits on the combustion of natural gas in stationary combustion turbines.  Also, the Environmental Protection Agency is increasingly tightening the limits on automotive emission (diesel fuel, for example has a current sulfur limit of 15 parts per million).  In a catalytic manufacturing process for the manufacture of synthetic natural gas and synthetic liquid transportation fuels (also known as Fischer Tropsch fuels, FT Liquids, etc.), sulfur is an unacceptable poison that is harmful to the catalyst.  Therefore, sulfur must be removed from the synthetic gas feedstock to the synthetic natural gas or synthetic liquid transportation fuel conversion unit to very low, single digit parts per billion levels before the synthetic gas is introduced into that process unit.  Parts per billion is on the order of one thousand times lower than the parts per million allowed by current Environmental Protection Agency regulations.  Consequently, it is inherent in the manufacturing process that synthetic fuel products will be “environmentally superior” to conventional fuels and certainly to the conventional combustion of fossil fuels.  We believe this characterization is reasonable.  An example of environmentally superior fuels was provided by Rentech, Inc. in a public presentation to the State of Wyoming, Office of the Governor, on April 14, 2005, entitled “The Economic Viability of an FT Facility Using PRB Coals”, where studies by National Renewable Energy Laboratory and Southwest Research Institute showed that automotive emissions of FT Diesel fuel significantly reduced:  42% less hydrocarbon, 33 % less carbon monoxide, 9 percent less NOx, and 28% less particulate matter compared to emissions from conventional petroleum based diesel fuel.  A discussion of the lower emissions profile of a synthetic gas fueled power plant (the Wabash gasification facility) versus a traditional coal derived power plant also is included in “Clean Coal Technology:  The Wabash River Coal Gasification Repowering Project, An Update” by the U.S. Department of Energy, Topical Report Number 20, September 2000.

Based on the knowledge, expertise and operational experience of our technical and management team, as well as our focus on gasification technology as a business, we believe we are an experienced gasification and alternative energy company.  The Company will utilize the knowledge, expertise and operational experience base of its management and technical team in addition to licensing third party technology rights in order to develop its projects in the United States and to market cost-competitive products such as synthetic natural gas, as well as electricity, and possibly hydrogen, diesel, and related products. The Company will seek to secure profitable off-take agreements and to operate its projects such that its product sales will produce attractive returns and cash flows, thereby creating shareholder value.

USASF has entered into agreements and acquired major project and solid hydrocarbon energy assets to launch its integrated business strategy to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations.  The Lima Energy Project and the Cleantech Energy Project (both described more fully below) are being developed to produce a total of up to 38.6 million Barrels of Oil Equivalent (“BOE”) of synthetic natural gas annually, or 8.0 million BOE and 30.6 million BOE, respectively, as well as up to 516 megawatt of electric power from the Lima Energy Project.  Our strategy is to be an integral part of United States energy policy aimed at energy independence while, at the same time, providing for the ethical stewardship of the earth and its resources and creating shareholder value.  It is management’s belief that we were among the first in the gasification and energy industries to advocate for carbon capture and storage of carbon dioxide (“CO2”) at our facilities.  While we cannot guarantee complete success in our carbon capture and storage plans, to the extent possible, we intend to bring pre-combustion carbon capture and storage technology to our projects in the United States.   Our projects include:

•
Lima Energy Project:  In June 2010, the Company entered into an agreement and acquired from Global Energy, Inc. (“GEI”), a related party, all of the outstanding stock of Lima Energy Company, the project company for the Lima Energy Project.  In exchange for Lima Energy stock, the Company has agreed to pay Global Energy $6,439,429.00 which represents the book value of construction-in-progress to date, and Global Energy has retained a 50% equity interest in Gas 1, the first phase of the Lima Energy Project.  The construction in progress is located on land owned by the City of Lima and will only become available for use by the Company when funding for the project is obtained and certain other conditions are met; therefore the entire investment in the asset is considered impaired by the Company’s management. The Company has recognized an impairment charge of $6,439,429.  Payment of this consideration was made with a senior secured note to Global Energy with 7% per annum accrued interest, which is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or September 30, 2011.  On March 15, 2011, the parties executed an amendment to the note, extending the payment date to September 30, 2011. We are working to secure the financing required to pay the $6.4 million note. In the event we do not secure such financing, we will seek a further extension from GEI.  At its option, GEI may agree to a further extension or require that Lima Energy ownership revert to GEI.  The Lima Energy Project will be developed in three phases:  Gas 1, Gas 2 and Combined Cycle Gas Turbine (“CCGT”), as described in more detail below.  The project costs for these three phases of the Lima Energy Project are expected to be approximately $497.0 million (Gas 1), $1,020 million (Gas 2) and $627.3 million (CCGT or Combined Cycle Gas turbine), for a total for all three phases of approximately $2.15 billion.

The Lima Energy Project was fully permitted and the initial contracts awarded for certain site preparation work and foundation work which began in 2004 and 2005. The Lima Energy Project received a Permit to Construct from Ohio Environmental Agency in March 2002.  The project also received a Certificate of Need and Environmental Compatibility from the Ohio Power Siting Board (“OPSB”), an arm of Public Utility Commission of Ohio (“PUCO”) in May 2002.  The project was issued a Stormwater Construction permit by Ohio EPA in February 2005.  These are the only permits affecting the ability of the project to engage in field construction.  The project was issued a technology license for the gasification process by Gasification Engineering Corporation, a related party, in April 2003, which was subsequently novated to ConocoPhillips upon their purchase of the technology in July 2003.  As time and the project scope have evolved, we will modify the permits to reflect current regulatory requirements.

The Lima Energy project issued a contract to Roberts & Schaffer to design and build the solid material handling portion of the facility in September 2004.  Following design work, the project issued a contract to Industrial Construction Company (“ICC”), not a related party, in the third quarter of 2005 to construct the foundation for the Fuel Storage Building.  Construction of the 100,000 square foot pile supported foundation was completed in the 1st half 2006.  During work on the foundation, the project evaluated ICC’s performance and qualifications and awarded a design-build contract to ICC for the entire project.  The design-build team includes two engineering firms, which have advanced the engineering design and planning for the project, and regularly supported meetings and due diligence briefings with various financial institutions on an on-going basis. In addition to construction of the foundation, the ICC contract included site clearing and preparation, demolition of buildings and foundations remaining from earlier use the 63 acre brownfield site.  Demolition was halted and ICC demobilized in the fourth quarter of 2006 pending availability of further financing.

We expect to commence commercial operation of Gas 1 within approximately 37 months from the date of Gas 1 project financing and of CCGT within approximately 24 months from date of CCGT project financing. Successfully financing these two phases will enable us to resume field work on both while facilitating financing for Gas 2.  The Lima Energy Project has been seeking financing for the project since 2006.  The economic downturn commencing in 2007 has provided challenging circumstances for the project financing.  The development of this project is dependenton the Company’s ability to obtain financing.

•
Cleantech Energy Project:  This project is being developed by our subsidiary, Cleantech Energy Company.  The projected cost for this Cleantech Energy Project is expected to be approximately $2.3 billion.  Financing for this project has not yet been secured.  The Cleantech Energy Project will be located in Wyoming, and we plan to use the energy asset of approximately 1.02 billion Barrels of Oil Equivalent of solid hydrocarbons which Cleantech Energy Company entered into an agreement and acquired in June 2010 from Interfuel E&P Ltd, an unrelated party.  Interfuel E&P Ltd. is a private company with shareholders from Europe, North America, and Asia Pacific regions, focused on solid hydrocarbon energy resource transitions worldwide.  Current focus is in China, U.S. Australia, European, and South American markets. Mr. Graves, the Company’s Chairman and CFO, is a 17% shareholder in Interfuel E&P Ltd.  In June 2010, Cleantech Energy Company, wholly-owned subsidiary, entered into an agreement and acquired approximately 1.02 billion BOE (Barrels of Oil Equivalent) from Interfuel E&P Ltd., an unrelated party.  This solid hydrocarbon BOE energy asset is located adjacent to Cleantech Energy’s proposed Cleantech Energy Project, an Ultra Clean Btu Conversion project that is being designed to produce 30.6 million BOE/yr of pipeline quality SNG and capture and fully utilize the CO2 produced during the SNG manufacture. This solid hydrocarbon asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin (PRB) coal.  Once commercial operations have begun, the preferred stock will earn a 5% annual dividend payable on a quarterly basis. Annual redemptions of preferred stock will be dependent on the net income of Cleantech.  Provided there is net income in a given year, Cleantech has the option to redeem such amount of preferred shares that is equal to not less than 7% and not more than 10% of net income in that year. Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time, or, at the option of Cleantech Energy, may be converted to common shares, according to this formula:  for every one percent (1%) of the original face amount of preferred shares that is remaining at that time, Interfuel will be entitled to one-half of one percent (0.5%) of common shares then issued and outstanding. Additionally, Cleantech Energy will pay $70 million to Interfuel upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production. Cleantech issued 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.   In future periods when the BOE asset is utilized in the gasification process, Cleantech will record an expense of $0.70 per BOE and corresponding increase in the Company’s paid in capital.  The preferred shares have a 5% annual dividend commencing on the commercial operations date, payable quarterly.  The preferred shares can be redeemed in years when Cleantech has a positive income.  The preferred shares may be redeemed in such an amount not less than seven percent (7%) of net income and not more than ten percent (10%) of net income.  At such time as the BOE purchase agreement is fulfilled or terminated, Cleantech has the option to redeem the remaining preferred shares or to convert these preferred shares into the Cleantech Energy Company’s common stock.  For every one percent (1%) of the original estimated value of the preferred shares (1,020,058,000 BOE X $0.70 = $714,040,600) that is remaining at that time, the preferred shareholders will be entitled to one half of one percent (0.5%) of the common stock then issued and outstanding in Cleantech Energy Company.

Cleantech Energy Company plans to engage a contract production company to permit, finance, own and operate a facility to extract the solid hydrocarbon and deliver it to Cleantech Energy Company.  The third party solid hydrocarbon production operation, once permitted by the State of Wyoming, will essentially be a surface mining operation.  There are three seams of solid hydrocarbon, each overlain by overburden soil of varying depths – ranging from zero to over 100 feet.  The method and sequencing of overburden removal and stockpiling will be developed by the production company and described in detail in its application to the State of Wyoming.  While the initial operation of the facility will utilize the shallowest seam of coal, the production plan will seek to avoid or minimize repeated handling of overburden, and to optimize production of all seams in a given area methodically and optimally across the over 8600 acre leasehold.As the facility currently is planned to be located at a suitable location within the leasehold site area, transport of solid hydrocarbon to the facility will most likely be by conveyor, backed up by large capacity truck, as appropriate.  Our current plan calls for feedstock to be delivered into covered structures in accordance with state requirements, for weather protection and to facilitate blending for optimum feedstock composition.

The Cleantech Energy Project is being designed to produce 30.6 million BOE per year of pipeline quality synthetic natural gas and to capture and fully utilize the carbon dioxide produced during the synthetic natural gas manufacture.  Engineering, technology licensing, and permit planning for this facility are progressing as described below and elsewhere in this annual report on Form 10-K.

Gasification Engineering Corporation (“GEC”), a related party, is leading the development effort with respect to technical and project tasks.  The following list of development tasks have been completed, are in draft, or otherwise in progress.

•
A Draft License Agreement between Cleantech Energy Company and the confidential gasification technology provider has been drafted between the two parties.  We believe this agreement should be ready to execute upon Cleantech Energy Company funding.

•
A Draft Technology Support Agreement between Cleantech Energy Company and the confidential gasification technology provider is essentially complete and, we believe, will also be ready to execute as a companion to the license agreement.  This document provides for long-term support during design, construction, commissioning and start-up; with the intent of ensuring successful operations.

•	The confidential gasification technology provider has submitted a technical description of its scope of supply, to facilitate design.

•	GEC has begun discussions with a firm to provide General Contracting and steel fabrication services for the Cleantech Energy project.

•
GEC issued a request for proposal to its permitting consultant, and has received the requested proposal for development of a permit application package for the facility.  The three key elements of this effort are the air permit, the industrial siting permit and water rights.  Preparation of these applications is estimated to require six to nine months.  Normal agency approval and public comment periods are in the range of 9-12 months.  Permitting is therefore approximately a one and one-half year process, following notice to proceed for the consultant.

•
Based on data provided by the confidential gasification technology provider in its scope of supply, GEC has developed a process material balance and solid hydrocarbon feedstock requirement analysis for the complete facility that will support the current quantity design production of Synthetic Natural Gas (“SNG”).

•
GEC has drafted a preliminary Cleantech Energy Development Plan for the facility, to facilitate design and permit preparation activities.  This will be continually refined as project development continues.

•	GEC has prepared a configuration and major equipment analysis to facilitate engineering activities.

•
Based on information provided by the confidential gasification technology provider, GEC has prepared a preliminary capital and operating cost estimate for use in the pro forma economic analysis.  These will be refined as further development occurs.

•
GEC has prepared a manpower plan for the Cleantech Energy facility, including preliminary wage and benefit analysis, and is comparing these to standard US Bureau of Labor Statistics for the Wyoming Region.  These will be refined as project development continues.

•	GEC has begun drafting a training plan, to ensure timely hiring and training of operators prior to commissioning, start up and operation of the facility.

Providing a specific timeline at this time is not feasible until sufficient funding is made available to support the gasification technology process design tasks, and for GEC to advance the engineering and permitting tasks.

The Technologies

Gasification processes, methanation processes for production of synthetic natural gas, catalytic Fischer Tropsch processes, and Integrated Gasification Combined Cycle (“IGCC”) production processes are proven processes.  Gasification has been in world-wide commercial use for more than 50 years, (1), (2) and world gasification capacity has grown to 56,238 megawatt thermal of synthetic gas output.(3) In its 2004 Survey, the Department of Energy stated, “the reason for this long-term and continuing growth is clear: modern, high temperature slagging gasifiers have the ability to convert low value feedstocks into higher value products - chemicals, fuels and electricity - while meeting the most demanding environmental standards for air emissions, solids, water use and CO2 removal from the product gas.”(4)

By converting low cost, solid hydrocarbon feeds into higher value products, these technologies have distinct cost advantages and pricing stability over traditionally sourced liquid or gas fuels, such as petroleum derived fuels or natural gas.  According to the United States Energy Information Administration’s 2010 Annual Energy Outlook, the average price of United States coal is expected to decline slowly from $1.55 per million British thermal units in 2008 to $1.44 per million British thermal units in 2035, for an average decline of 0.3 percent per year over the entire period.(5)  During the same period, the price of Western United States coal is expected to increase slowly by approximately 0.5 percent per year from $0.80 per million British thermal units in 2008 to approximately $1.00 per million British thermal units in 2035.(6)  According to New York Mercantile Exchange projections as of June 10, 2010,(7) the market price of natural gas is expected to range between $5.81 and $7.27 per million British thermal units from 2012 to 2018, a range higher than the projected cost to produce synthetic natural gas via our gasification and synthetic natural gas production technologies.

Gasification products represent an economic alternative to the historically high and volatile costs of liquid and gas-based fuel sources, particularly natural gas.  These technologies are flexible and have been able to convert different lower value solid hydrocarbon fuel sources with relatively stable price structures into various higher value energy products, which are environmentally superior to the original fuels. The produced energy sources such as synthetic natural gas and liquid transportation fuels are considered to be “environmentally superior” compared with the coal or petroleum coke feed sources because they produce significantly reduced emissions of materials  of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petroleum coke.  We believe that the most significant application of gasification is the conversion of coal and petroleum coke into alternate energy sources at costs that compare favorably to current market prices for natural gas.

Of equal importance is our belief that gasification projects address the environmental concerns associated with traditional carbon-based fuel sources, particularly coal. The environmental benefits result from the capability to produce energy with extremely low sulfur oxides, nitrogen oxides, and particulate emissions compared to burning coal and other solid fuels in conventional boilers. Gasification also addresses concerns over the atmospheric buildup of carbon dioxide. Through gasification and downstream gas cleanup processes, we believe that carbon dioxide can be captured more cost-efficiently than in conventional coal power systems. The carbon dioxide then can be compressed and injected into deep saline aquifers or other secure geologic formations or used for enhanced oil recovery projects.

Due to the abundant domestic supply of solid hydrocarbons such as coal, these technologies represent a potentially large scale alternative to conventional natural gas and power generation. The United States Energy Information Administration estimates, as of January 2008, that recoverable coal reserves in the United States are 262.7 billion tons.(8)  Based on current annual production of nearly 1.1 billion tons,(9) the United States has at least an approximate 250-year supply of coal. Renewable feedstock, such as biomass and municipal waste, are readily available in the United States as well. We believe that development of these domestic resources in an environmentally responsible format is an essential element of our national energy goal of reducing dependence on foreign sources of energy.

Our Markets

We intend to sell pipeline quality synthetic natural gas into the domestic natural gas market.  We believe the production of hydrogen from the gasification of solid hydrocarbon will have ready acceptance in the emerging automotive and fuel cell markets and we may decide to produce and sell hydrogen in the future if this market develops further.  Prospectively, we also may produce and sell ultra clean Fischer Tropsch liquids (i.e. diesel, gasoline and jet) into the transportation fuels markets, especially targeting the Department of Defense supply requests.  Additionally, we intend to sell electricity, derived from co-production of these energy products, into power markets.  Natural gas is an abundant, clean-burning fuel used primarily as a fuel for residential use (heating, air conditioning, cooking, etc), to produce chemicals, to generate electricity, and to heat buildings.

Our Business Strategy

Our goal is to be the leader in the development, construction, ownership and profitable operation of environmentally responsible gasification and synthetic natural gas production and integrated gasification combined cycle facilities in the United States.  We believe that development of domestic solid hydrocarbon resources in an environmentally responsible format is an essential part of our national energy goal of reducing dependence on foreign sources of energy. In order to achieve this goal, we intend to:

•	Finance and complete our near-term major gasification projects.
•	Operate our facilities to maximize the environmental benefits of the gasification process.
•	Implement effective carbon capture and storage systems.
•	Enter into long-term off-take agreements and commercial merchant opportunities.
•
Utilize the knowledge, expertise and operational experience of our management and technical team in addition to licensing third party technology rights in order to bring our projects to commercial operation.

•	Leverage our fuel sourcing capabilities to efficiently capitalize on the feedstock flexibility of our projects.
•	Expand our commercial product offerings over time to capitalize on the conversion flexibility of our gasification facilities.
•
Develop, construct, own and operate additional gasification and synthetic gas production projects, including large scale gasification facilities to produce synthetic natural gas, electricity and other products.

Competitive Strengths
We believe the gasification and synthetic natural gas production technologies the Company intends to utilize together with the knowledge, expertise and operational experience of our management and technical team give us several potential competitive strengths in the natural gas and electricity markets, including the following:

•
We believe our management and technical team has significant knowledge, expertise and operational experience of gasification facilities, has been instrumental in the advancement of gasification and synthetic natural gas production technologies and has over 300 years of combined experience in the development, construction, ownership and operation of gasification and other energy facilities.  We have arrived at this figure by adding up the years of relevant industrial knowledge, expertise and operations of USASF personnel and personnel we will have direct access to from Global Energy as needed.  As some of our personnel have peripheral experience, their years of experience have not been included.

•
We have two gasification and synthetic natural gas production projects currently under development, the Lima Energy Project (in 3 phases) and the Cleantech Energy Project. Our management believes the Lima Energy Project represents one of the earliest commercial projects to receive the permits necessary to begin construction work on a gasification facility.

•	Our projects will use proven technologies.
•
Our projects are being equipped to capture the carbon dioxide produced in the pre-combustion stage, while being designed to allow us to implement technology to separate and isolate carbon dioxide in the post-combustion stage from combustion exhaust steams.

•	Our projects are being designed to produce synthetic natural gas that we believe will provide cost advantages over traditionally sourced natural gas.
•
Our projects are being designed to produce environmentally superior fuels compared to the combustion of coal or petroleum coke, because our fuel products produce significantly reduced emissions of materials  of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petroleum coke.

•	Our projects are being designed to flexibly convert a broad and dynamic range of energy sources, including renewables, into a variety of different fuel outputs.
•	Our projects are able to run on a variety of abundant domestic resources, such as coal, petroleum coke and renewables.
•	We have entered into an agreement and acquired a 1.02 billion BOE energy asset which we plan to use for our projects.

Competition

We compete with other suppliers, including utility companies, in each of our anticipated product areas of SNG, electric power, transportation fuels and H2.

Natural gas suppliers. Competition from suppliers of natural gas include exploration and production companies which are increasing their drilling activity in areas anticipated to produce unconventional shale gas. In addition, some potential competitor companies are expanding liquefied natural gas import operations in the United States, although we believe that these efforts face high costs, particularly in connection with the import of liquefied natural gas, and these companies may become competitors of ours.

Utilities, independent power producers and competing power technologies. We intend to focus our business on the sale of SNG and not materially compete with large utilities and independent power producers which sell power in our anticipated target markets. A number of utility companies that own and operate large coal-fired generating facilities have announced that they intend to consider installation of natural gas combined cycle power generation facilities rather than continue to seek regulatory approvals for conventional coal fired power stations.  We intend to market SNG to these facilities as an alternative to natural gas.  In addition, some large utilities have publicly discussed the environmental advantages of utilizing IGCC facilities for power production and have proposed the construction of IGCC facilities. These projects are in various stages of development, and we believe that Duke Energy’s project in Edwardsport, Indiana is the farthest advanced of these utility projects.  Although such companies are currently focused on their own needs within their own service territories, they may become competitors in the independent power generation market.

Other independent IGCC companies. There are a number of gasification projects under consideration by companies other than the major utility and industrial companies discussed above which have proposed to construct IGCC facilities in the USA. These projects are in various stages of development.  Additional independent companies may enter the business in the future, especially as the technology and operating performance of gasification facilities become more widely proven. Some of these companies may compete with us in the future for power off-takers, sites, and government funding.

Gasification technology licensors. We compete with a number of gasification technology licensors.  For example, General Electric Company, Shell US Clean Coal Energy, Inc. and ConocoPhillips own the major commercial gasification technologies in the United States and may decide to develop or invest in IGCC or other gasification facilities in the future. General Electric Company and Bechtel Corporation announced an alliance to develop a standard commercial offering for IGCC projects in North America. Similar alliances have been announced by Black and Veatch Corporation and Uhde GmbH relating to Shell US Clean Coal Energy, Inc.’s gasification technology. While these alliances are reported to be targeted initially at turnkey projects to major utility companies, these companies have substantial resources should they decide to develop and own projects for their own account in the future. In addition, they may compete with us by offering gasification plants on a turnkey basis to host facilities that we may also target. Peabody Energy Corporation, the world’s largest coal producer, has announced its desire to promote the use of coal gasification as a means to increase its production rates. This may include the development, construction, ownership, and operation of gasification facilities dedicated to the production of products in a manner similar to ours.

Transportation fuel and H2 competitors. Oil production and petrochemical firms have proposed a number of new plants that have the capability to produce transportation fuel, H2 and a wide range of other products. Some companies have discussed the possibility of using gasification to produce power, steam and H2 as required to support their production of oil from Canadian tar sands. Although these firms are focused on their own needs, they could reduce the available market for the products that can be produced in our gasification facilities. Some companies have publicly discussed the fact that they own and license proprietary and patented processes that convert coal into liquid fuel.

Technology and Intellectual Property

Technological flexibility and know-how

We do not depend upon any particular technology or license to operate our business and currently have no patents. Rather, we believe that the most important element of our intellectual property comes from the knowledge of our management team and technical and field personnel, consisting of know-how, art and trade secrets obtained through their many years of gasification and SNG production facility operational experience. For example, even though we have a license with ConocoPhillips to use the E-Gas™ gasification technology at our Lima Energy Project, there are other gasification technologies, such as the British Gas Lurgi gasification process, an alternative fixed bed gasification technology which we are investigating, Shell’s entrained flow gasification technology, and General Electric Energy’s entrained flow gasification technology, which we could use at Lima in the event the E-Gas™ technology is unavailable to us or if we had not been able to enter into a license agreement with ConocoPhillips. Similarly, there are multiple technologies we could use for other main technology units within our planned projects such as air separation units, acid gas (sulfur) removal systems, elemental sulfur production units, particulate filtration technologies, methanation units, and Fischer-Tropsch or other technologies for transportation fuels.  Therefore, with multiple technology options from which to choose for the various technology units, we are not dependent upon any one particular technology or license to operate our business.  Once we have obtained a license for a particular technology unit, designed the process with that technology in place, built and operate the plant, we will continue to use that unit. However, even then in the event of a major problem, there are other options available to us.

We believe our management team has significant expertise in the operation of gasification facilities, has been instrumental in the advancement of gasification and SNG production technologies through the optimization of such technology and the operational process over their careers with us and other companies and has over 300 years of combined experience in the development, construction, ownership and operation of gasification and other energy facilities. We have arrived at this figure by adding up the years of relevant industrial knowledge, expertise and operations of USASF personnel and personnel we will have direct access to from Global Energy as needed.  As some of our personnel have peripheral experience, their years of experience have not been included.  We believe that this knowledge and expertise provide us with the flexibility to select and efficiently apply the most appropriate technology for a particular project and even to improve on a particular technology in the course of its utilization. Gasification and SNG production projects are technically complex and require considerable practical experience and institutional knowledge to effectively choose and apply the numerous available technologies to a particular project based upon a knowledge of practices and procedures developed over time. Because gasification and SNG production technologies have been available for many years, much of the intellectual property related to any previously issued patents is already in the public domain. As a result, there are multiple technologies available for use in connection with various types of projects. These technologies differ in a number of significant respects, depending upon the type of gasifier and feedstock to be used, the end-products which a particular facility is expected to produce and the scope of intended CO2 capture and sequestration.

As a result of the experience of our management team and technical and field personnel in operating a varied portfolio of technologies and related sub-technologies, including E-Gas™ technology for entrained flow gasifiers, British Gas Lurgi’s technology for fixed bed gasifiers, Global Environmental’s gasification technology for fixed bed gasifiers and dry-feed entrained flow technology, we believe that we will able to choose the technology best suited for a particular project. For example, the Lima Energy Project is being designed to use the same E-Gas™ technology which is currently in use at the Wabash River facility. As a result, unlike other companies which may be more dependent upon a single technology, we believe that we will be able to address any constraints about carbon conversion efficiency, physical form of the feedstock, maximization or minimization of methane or H2 production and other considerations by picking one of many technologies in which we have developed expertise. Within the gasification and IGCC technology framework, we have developed expertise in, among other things:

•	Material handling and storage.

•	Material sizing and injection/feed to the gasifier.

•	Advanced particulate filtration.

•	Advanced acid gas removal.

•	Sulfur production.

We also have expertise in converting coal to SG and subsequently converting the SG to SNG and possess considerable knowledge in the area of methanation, which is the process for converting the produced SG to SNG. In addition, we have expertise in a technology known as Advanced Fuel Technology to assist in the sizing and introduction of certain types of feedstock directly into the gasification unit. Advanced Fuel Technology involves the blending and fusing of coal (or petcoke), refuse derived fuel and various additives and binders into a briquette or pellet form which exhibits significant strength and hardness to allow it to be introduced into fixed bed gasifiers. This provides for gasification of materials which are not easily sized for entrained flow technologies and enables quicker and more efficient gasification of renewable feedstock.

Licenses and intellectual property

Licenses. A portion of the technology that we will use in our facilities has been, and may be, licensed to us on a project-by-project, non-exclusive basis from third parties who may also license such intellectual property to others, including our competitors. Gasification technology licenses typically describe the technology, the support that the licensee will receive from the licensor and the performance expectation (each of which is typically based upon several measures) that the licensor will guarantee to the licensee. Performance guarantees typically carry tiered liquidated damage penalties up to a certain percentage of the license fee. Lima Energy licenses the E-Gas™ technology that we intend to use at the Lima Energy Project from ConocoPhillips.

Carbon Management Technologies, a related company, entered into an exclusive licensing agreement with HTC Purenergy, which provides that Carbon Management Technologies operations will be based upon technologies licensed by HTC Purenergy to Carbon Management Technologies and upon certain technical and human resources to be provided by HTC Purenergy to advance the commercial development of Carbon Management Technologies.  Although we have no formalized, signed agreement or arrangements with Carbon Management Technologies, our subsidiary, Lima Energy Company has entered into a carbon dioxide sales agreement with Carbon Management Technology’s wholly owned subsidiary, Cambridge Resources, LLC.  Accordingly, we believe Lima Energy will benefit from Carbon Management Technologies’ licensed technology in the area of carbon capture and storage (“CCS”).  HTC Purenergy is not a related party to USASF or GEI, while Carbon Management Technologies (a joint venture between HTC and GEI) and its wholly owned subsidiary, Cambridge Resources, LLC, are related parties to USASF and GEI.

Intellectual property. Although we believe that certain trade secrets and know-how developed as a result of our management and technical team’s knowledge, expertise and operational experience are patentable and we may seek to patent such inventions in the future, we believe that the importance of the knowledge base and experience of our team generally outweighs the importance of patent rights and distinguishes us from our competitors. As a result, we do not currently hold, and do not currently intend to seek, any patents with respect to our management’s trade secrets and know-how.

We consider our trade secrets, operational experience, processes and know-how to be one of our principal competitive strengths. We will seek to limit disclosure of these trade secrets, operational experience, processes and know-how by requiring employees, consultants and any third parties with access to such information to execute confidentiality agreements and by restricting access to such information. In addition, we plan to put into place a formal program to protect the confidentiality of our trade secrets, processes and know-how, including a program to ensure the assignment of future inventions.

Our success will depend in part on our ability to preserve our trade secrets and to retain our management team with its considerable knowledge of and experience in the gasification industry.

Regulation and Environmental Matters

Our projects currently are subject to regulation by federal, state, and local authorities with regard to air and water-quality control standards and other environmental matters, and are subject to zoning and other regulation by local authorities. Environmental laws and regulations in the United States have become increasingly more stringent. Such laws generally require capital expenditures for compliance, including modifications and installation of required pollution control equipment. In addition, securing regulatory approvals for construction or modification of facilities can be a costly and time-consuming process. The environmental regulations that are generally applicable to major industrial facilities and to the development of our gasification and SNG production facilities in the United States include:

•
The Clean Air Act, as amended, and state laws and regulations (including State Implementation Plans) contain requirements regarding emissions standards, requirements to obtain permits, and reporting requirements that are generally applicable to our large industrial facilities and their air emissions.  It is the responsibility to of the project to identify the various regulations that apply and to work with regulatory agencies to draft permits that address those requirements. These laws and regulations cover, among other pollutants, those contributing to the formation of ground-level ozone, carbon monoxide, Sulfur oxides, Nitrogen oxides, particulate matter, mercury, and hazardous air pollutants as defined by the United States Environmental Protection Agency (“USEPA”). Requirements to reduce Sulfur oxides and Nitrogen oxides through cap and trade mechanisms were implemented to reduce acid rain in eastern and northeastern states. Coal gasification processes and fossil and SG fueled power generating facilities may emit various levels of these pollutants and, accordingly, are subject to regulation and enforcement oversight by various governmental agencies. The power island portion of the IGCC is the primary emission source under the Clean Air Act, which requires that installation or construction permits as well as operating permits be obtained to ensure emissions will meet pollutant limitations. SG fueled combustion turbine generator plants are subject to different regulations than those that govern coal-fired boilers. For instance, because SG fueled turbine plants generally are able to limit hazardous air pollutants below regulatory thresholds, maximum achievable control technology regulations affecting combustion turbines may not apply. As a result of applicable regulations or changes in regulations, expenditures for appropriate pollution control technology may be required from time to time.  However, SNG fueled combustion turbine plants (CCGT as opposed to IGCC) would be subject to emission limits more similar to natural gas fueled turbines.  Importantly, SNG production itself is actually more directly associated with the gasification portion of the facility and together they are a closed system without primary stack or vent.  As such, a gasification and SNG production facility will have few emissions, and those will generally be limited to start-up, shut-down, and equipment failure types of events.

•
Future initiatives regarding greenhouse gases emissions and global warming continue to be the subject of national and international debate. At the present time, CO2 is not regulated by the United States government, other than the monitoring and reporting rule finalized by EPA, discussed below.  Currently, the United States Congress is working on legislation to regulate greenhouse gases. Although the House of Representatives passed an energy bill in 2009 addressing many of these issues, to date no legislation has been passed by the Senate and, accordingly, the likelihood of such legislation, as well as its impact on our business, is unknown.  In the mean time, USEPA has issued and proposed a series of new regulations that begin to address the issue and that will are expected to be directly applicable to our projects.  The USEPA finalized a rule in September 2009 that requires monitoring and reporting of CO2 emissions at plants that emit over 25,000 metric tons per year of CO2 equivalent.  We will be subject to the monitoring and reporting requirements of this rule. It proposed its “Tailoring Rule” which begins to tighten CO2 emissions, incrementally tailoring the requirements to emission size. Here, plants emitting over 25,000 tons per year of CO2 will be required to obtain a new permit or modify their existing Title V permit.  Plants with lower emissions will be addressed later.  In early August of 2010, the agency proposed a new regulation, expected to take effect in the next couple of years, that requires states to revise their implementation plans to address CO2 more comprehensively.  While regulation of CO2 is formative, all plants of the size of ours, likely will have requirements imposed as time goes forward.  IGCC power plants are significant sources of CO2 emissions. Therefore, any mandated federal or state greenhouse gas reductions or caps on CO2 emissions or other such regulation could have a material impact on our facilities in the future, absent implementation of an effective CCS program.

•
Rules issued by the USEPA (including, for example, present or future emission cap and trade programs, the regional haze program, the Eastern States NOx Trading Program and final state non-attainment area designations to implement the revised ozone and new fine particulate standards) require substantial reductions in Sulfur oxides, mercury, particulate matter and Nitrogen oxides emissions. The compliance dates for such rules take effect in stages in the future. USEPA also reviews its National Ambient Air Quality Standards every five years, often acting to make them more stringent. The advent of emission trading programs means that facilities need to hold sufficient emission allowances to cover their actual emissions each year. This obligation is in addition to compliance with traditional permit limitations on emissions from each facility, and can require that the facility purchase any additional allowances it needs.

•
In July of this year USEPA proposed the new Interstate Transport Rule, which will replace the Clean Air Interstate Rule (“CAIR”) while resolving court mandated deficiencies.  The rule further tightens criteria pollutants, especially Nitrogen oxides, Sulfur oxides, and Ozone, and particularly affects regulated utilities and their legacy coal fired generating units.  The intent of this rule is to improve National Ambient Air Quality.  The regulation is essentially combustion related and to the extent our projects make SNG and not power the applicability of the regulation is expected to be less.  The CCGT, however, is combustion related and, therefore, likely to fall under the application of this rule.  We will receive guidance from state agencies as we modify existing permits or draft new ones, as to what requirement the new rule will impose on our facilities.

•
The Clean Air Mercury Rule was finalized by USEPA on March 15, 2005 to reduce mercury emissions from coal-fired power plants.  Phase 1 of the Clean Air Mercury Rule was set to go into effect on January 1, 2010.  However, on February 8, 2008, the United States Circuit Court of Appeals for the District of Columbia vacated the rule, requiring USEPA to draft a new regulation.  As a result of this ruling, it is likely that individual coal-fired boilers and power plants will be held to stringent levels of mercury emission reductions instead of averaging mercury emissions across multiple plants and across the country.  This rule applies only to coal and not to petcoke based power generation.  Gasification based plants, even if processing coal, have the ability to cost effectively remove mercury from the SG before using it in a combustion device.

•
The Federal Clean Water Act prohibits the discharge of pollutants, including heat, into waters of the United States except pursuant to appropriate permits, which establish discharge limits, monitoring, and reporting requirements. “Indirect” wastewater discharges to publicly owned treatment works also are subject to permitting and other requirements. Depending upon the size of the plant, an IGCC plant generally requires make up water in the range of six to seven million gallons per day. This water is used in the gasifier slurry, unless the gasifier uses a dry feed technology, and in the steam turbine. Cooling tower evaporative losses are typically a significant portion of an IGCC plant’s water usage. If the water is drawn from a river or lake, the state may regulate or permit access to quantity, potentially necessitating use of air instead of wet cooling towers. In 2004, USEPA adopted a new Clean Water Act rule to reduce the number of fish and other aquatic organisms killed by water intake systems at power plants. This rule requires cooling water intake structures to reflect the best technology available for minimizing adverse environmental impacts. The final rules require the installation of additional intake screens or other protective measures, as well as site-specific study and monitoring requirements.  Our Lima Project plans to recycle and reuse its water, and we anticipate little, if any, waste water. Lima will pre-treat any wastewater it does have under an Ohio EPA approved City of Lima permit before releasing the wastewater to the City Publicly Owned Treatment Works (“POTW”).  We anticipate that our Cleantech Energy Project will retain, recycle and reuse its water, but will work with the State of Wyoming on permit requirements if any discharge becomes contemplated.

•
Solid and hazardous waste laws and regulations, including the Resource Conservation and Recovery Act, govern the management and disposal of certain wastes. The majority of solid waste created from the combustion of coal and fossil fuels is non-toxic fly ash and other coal combustion byproducts, which the USEPA has determined are not hazardous waste subject to the Resource Conservation and Recovery Act, but which are sometimes subject to special solid waste disposal requirements. In an IGCC, the vitreous solid residue from the gasification process generally passes the Resource Conservation and Recovery Act leachability tests and is therefore considered non-hazardous under the Resource Conservation and Recovery Act. Sale for commercial value or disposal will be a case-by-case decision. Solid residues from wastewater treating may test hazardous under USEPA protocols and appropriate management decisions made on a case-by-case basis. In addition to imposing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for non-compliance, including fines, injunctive relief, criminal prosecution and other sanctions.  We anticipate each of our projects will be subject to hazardous waste regulations from time to time, which generally affects temporary storage, shipping and manifesting.

•
Nuisances are typically prohibited by state and local law. Noise limits are commonly set by state utility regulators or state noise standards established by other agencies, such as the Ohio Power Siting Board in Ohio. In conjunction with certification of electric power generating facilities, the Ohio Power Siting Board and its counterparts in other states typically set specific measurable fence line noise limits on equipment or plants, and the site selection process in each state also considers local zoning requirements, generally either by the city or county.

•
Power generation projects typically require review and approval of state utility regulators for contractual arrangements relating to interconnection, siting, and access to the transmission grid. Rates for transmission services are regulated by the Federal Energy Regulatory Commission. The natural gas back-up supply pipeline, which will also enable delivery of SNG into the natural gas pipeline system, will be subject to the jurisdiction of either the Federal Energy Regulatory Commission or the Ohio Public Utility Commission, and their respective certification and regulation processes.  Our Lima Project applied for and received a “Certificate of Need and Environmental Compatibility” from the Ohio Power Siting Board (“OPSB”), an arm of the Public Utility Commission of Ohio (“PUCO”).  The Certificate is amended from time to time if and when the size and scope of the project changes.  Our Cleantech Energy Project will require an Industrial Siting Permit, which addresses the industrial aspects of a plant in addition to the power generation aspects.

•
Water availability for a project differs by state.  In Ohio, the Power Siting Certificate, discussed above, included consideration of the City of Lima’s capacity to supply raw water to the project, which is very robust.  The project and the City of Lima have executed a long term water supply agreement in this regard.  In Wyoming, water requirements must be reviewed by the State Engineer and rights to water usage negotiated with various entities.  This is done with State Engineer participation.  While the project is being designed to minimize water losses, maximize water recycle and reuse, and minimize make-up water requirements, we have not yet begun working with the State Engineer.

EMPLOYEES
At December 31, 2010, we had 10 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 1A.                      Risk Factors.

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

If we receive the financing for any or all of our projects, then Management believes our Company should undergo a period of rapid growth and activity related to our development and construction plan and our failure to manage this growth and activity could harm our business.

If we receive the financing for any or all of our projects, Management believes we should undergo a period of growth and activity.  This possible growth, as well as any other growth that we may experience in the future, will provide challenges to our organization and may strain our management, technical and field personnel and operations, especially since our development and construction plan involves simultaneous activity on multiple projects. We may misjudge the amount of time or resources that will be required to manage effectively any anticipated or unanticipated growth or activity in our business or with respect to our development and construction plan or we may not be able to attract, hire or retain qualified and experienced personnel, including additional senior management personnel and technical and field personnel, to meet our needs. Our ability to manage growth and to execute our development and construction plan will depend in large part on our ability to continue to enhance our operating, financial and management information systems. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth or changes to our development and construction plan, our business resources may become strained, and we may fail to stay within our project budgets or fail to achieve our target commercial operation dates for one or more of our projects.

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
We may also need additional financing for a variety of reasons, including to support ongoing operations (including operations and maintenance expenses at our projects after commercial operations start), to pursue new project development opportunities (including enhanced oil recovery and CO2 sequestration), to attract and retain qualified management and technical and field personnel, to establish an effective infrastructure and to acquire complementary businesses or technologies. We do not yet have a credit facility to provide short-term borrowing capacity, or sufficient equity investment to support ongoing development operations.  Future financings may include terms that disadvantage us or restrict our operations or use of operating cash flow.

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

If we are unable to obtain financing that provides sufficient funds to pay the note to Global Energy in the amount of $6,439,429.00 as part of our agreement to acquire the Lima Energy Project, we may be forced to renegotiate the terms of the acquisition agreement or eliminate this project from our development and construction plan.

In June 2010, the Company entered into an agreement and acquired from Global Energy, Inc., a related party, all of the outstanding stock of Lima Energy Company, the project company for the Lima Energy Project.  In exchange for Lima Energy stock, the Company issued a senior secured note to Global Energy in the amount of $6,439,429.00 with repayment of the note on the earlier of Lima Energy project financing of $400 million, a $75 million or higher equity raise by USASF, or September 30, 2011.  On March 15, 2011, the parties executed an amendment to the note, extending the payment date to September 30, 2011. If the Company is not able to obtain financing that provides sufficient funds to pay the note by September 30, 2011, then the Company would have to obtain a reasonable extension or renegotiate the payment terms for the note.  If neither are agreed upon, the Lima Energy asset would be subject to reclaim by the seller, which would eliminate this project from our development and construction plans moving forward.  We can give no assurances that we can secure the funding necessary to pay the note or that an extension or suitable renegotiation of the note will occur.

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

In certain instances we will rely entirely on third parties to supply us with all of the equipment, components and construction and engineering services necessary for the development and construction of our projects. As of the date of this annual report on Form 10-K, we have entered into limited contractual arrangements with service providers and suppliers for the development and construction of our projects. As a result, we do not yet have many of the contractual arrangements with service providers, such as fixed price EPC contracts for the Cleantech Energy Project, or equipment and component suppliers that will be needed to obtain adequate financing for our projects and to complete the development and construction of our projects. We may have difficulty obtaining agreements with third-party service providers and equipment and component suppliers on terms favorable or acceptable to us.  Once a services or supply agreement is obtained, we cannot be sure that our third-party service providers and equipment and component suppliers will provide their services or deliver equipment or components in a timely manner.

We may be subject to additional construction risk as a result of GEC acting as the main Engineering, Procurement and Construction (“EPC”) contractor for our Lima Energy Project.

For the construction of the Lima Energy Project, Lima Energy entered into an EPC contract with Gasification Engineering Corporation (“GEC”)  to provide main EPC contractor services for the Lima Energy Project.  GEC is responsible for building and testing the Lima Energy Project and training the operators of the Lima Energy Project. GEC is an Ohio corporation authorized to provide engineering and contracting services in the State of Ohio.  GEC is a related party to USASF and GEI..  As an affiliate of GEI, GEC can utilize the technical expertise residing within GEI, or its affiliates, and also the Company.  This particularly includes the extensive gasification and power plant expertise possessed by GEI employees at the Westfield Development Centre, which can also include expertise held by USASF management.  GEC in turn has entered into an EPC agreement with ICC, which is not a related party, where ICC will provide general contractor services, and will provide day-to-day execution and implementation, certain construction services and hire additional, separate subcontractors with respect to the Lima Energy Project. The Lima Energy Project is the first gasification project attempted by ICC and the first project for GEC. Notwithstanding the project management experience possessed by GEC management and the cumulative experience in gasification and Btu conversion technologies and project management available to GEC by its staff and the cumulative similar experience held by several members and management of the related companies, the construction and construction management of our Lima Energy Project will be the first constructed by these personnel as a team.

We anticipate that GEC will be responsible for the technical execution of the Company’s projects, and currently is contracted by us to do so for both the Lima Energy and Cleantech Energy Projects.  This is the classic Engineering, Procurement, and Construction (“EPC”) contractor role.  As the EPC contractor, GEC expects to, when and as appropriate, engage other contractors and engineering firms to complete its tasks.  In some cases a contractor may be a General Contractor, responsible for the day to day activities of the project.   GEC also has responsibility for hiring and training operation and support staff for our Lima Energy facility.  Our intention is that this will apply to our other projects, beginning with the Cleantech Energy Project , as well.  While the personnel available to the Company have extensive experience, specific gasification facility construction experience is lacking here, which would be preferred and which absence gives rise to additional construction risk.

If GEC or ICC fail to perform under its contract for any reason, GEC may be forced to engage a substitute contractor, which could result in a significant delay in the construction schedule for the Lima Energy Project, as well as an increase in construction cost. Although ICC has guaranteed the facility’s performance and construction schedule, it is obligated to pay liquidated damages up to a specified amount in the event of certain delays or performance shortfalls. GEC has guaranteed that commercial operation of the Lima Energy Project will occur by the guaranteed completion date and is required to pay liquidated damages to Lima Energy in the event that the schedule and performance guarantees agreed to in the ICC contract are not satisfied by ICC.  Due to the delay in completing financing for this project, the commercial operation date will be reestablished with GEC when it is released to proceed with field work and construction.

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

We do not currently operate a gasification facility.  Our Company has a limited operating history upon which to evaluate our business. Our recent operating history and expertise is limited to our management and technical staff operation of the Wabash River facility, in which the Company has no ownership interest, from 2000 through January 2005 and the joint management and operation of that facility from February 2005 to September 2008. As a consequence, our prospects must be considered in light of the uncertainties and risks associated with a limited operating history.

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

Our ability to operate our facilities once we have completed development and construction activities is dependent upon the availability of feedstock at reasonable prices. Different gasification technologies utilize different types of feedstock and we may not have routine access to the feedstock appropriate for each technology at our facilities. In addition to the approximately 1.02 billion BOE solid hydrocarbon energy asset that our subsidiary Cleantech Energy Company has entered into an agreement and acquired from Interfuel E&P Ltd., an unrelated party in which Mr. Graves, our CFO and director, owns a 17% interest, as described elsewhere, we plan to purchase solid hydrocarbon feedstock such as coal and petcoke as feed sources for our projects. In addition, we plan to purchase electricity and natural gas during the initial plant start-up period to supplement these feedstocks. Such electricity and natural gas will be purchased at market prices which may be high. During periods of rising prices for such feedstock, we may incur significant increases in our operating costs while not being able to increase our selling prices in a timely manner due to the fixed price nature of our existing off-take agreements. In addition, as a result of increased demand during such periods, our suppliers may be unable to supply the necessary feedstock to us or may otherwise fail to deliver products to us in the quantities required and at acceptable prices.

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

We could be subject to third-party infringement claims if third parties challenge our use of a particular technology, including the E-Gas™ technology referred to above. Any litigation, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, adversely impact prospective off-take customers, require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms or at all.

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

Contract provisions, including those currently in place in our ten-year off-take agreement with P&G for SNG to be produced at the Lima Energy Project, may allow such contracts to be terminated or unfavorably modified, and result in adverse effects on the financial performance of the respective projects.  P&G has extended this agreement by amendment a total of 9 times, the latest amendment of which has expired.  The next amendment, extending the agreement for one year, continues to be reviewed by P&G, who has recently indicated approval by the first of two internal approval levels.  We included amendment 10 in the exhibits for completeness, but acknowledge that it is not yet executed.  P&G has indicated that its approval will provide a one-year window for the project to achieve the next contractual milestone.  We can give no assurances that P&G will renew this amendment. We are also exposed to the risk that the counterparties to our long-term off-take agreements will not perform their obligations under such agreements. Should these counterparties fail to perform, we may incur unanticipated losses or the failure may adversely impact our ability to obtain adequate financing for other projects being developed.

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

To date, there has been a limited public market for shares of our common stock, with limited trading relating to the 159,100 shares of previously registered common stock referred to as the “public float.”  An active public trading market may not develop following the effective date of this annual report on Form 10-K or, if developed, may not be sustained. The market price of our common stock following this annual report on Form 10-K, and any possible subsequent listing on the NASDAQ Market or other securities exchange, if and when we are successful in doing so, will be affected by a number of factors, including those discussed above.

Future sales of our common stock by existing shareholders could cause our stock price to decline.

If our existing shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our shareholders might sell shares of common stock could also depress the market price of our common stock. There are 75,000,000 shares of common stock outstanding, of which only 159,100 shares are freely saleable currently.  The balance of our issued and outstanding common shares are restricted until one year after the filing date of the registration statement on Form 10Additional restrictions apply to certain key management shareholdings.  We may in the future issue and register additional shares of our common stock that might be freely transferable at the time of such transaction.

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

Our current Bylaws, which remained in effect after the effective date of the registration statement on Form 10, contain provisions that could delay or prevent a change of control of our Company or changes in our Board of Directors that our shareholders might consider favorable and limit the price that certain investors might be willing to pay in the future for our securities. Among other things, these provisions:

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

Summary

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The risk factors listed on the previous pages, as well as any cautionary language in this annual report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in the previous risk factors and elsewhere in this annual report on Form 10-K could negatively impact our business, cash flows, results of operations, prospects, financial condition and stock price.

Item 1B. Unresolved Staff  Comments

None

Item 2.     Properties

1.02 Billion BOE Energy Asset

We have entered into an agreement and acquired a significant solid hydrocarbon energy asset for use in our Cleantech Energy Project. This solid hydrocarbon asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin coal.  The 1.02 billion BOE described elsewhere in this annual report on Form 10-K equals the energy content of the net tons of Powder River Basin coal referred to here.  We have acquired the energy asset from Interfuel E&P, an unrelated party, as described elsewhere in this statement.  Interfuel E&P Ltd. is a private company with shareholders from Europe, North America, and Asia Pacific regions, focused on solid hydrocarbon energy resource transitions worldwide.  Current focus is in China, U.S. Australia, European, and South American markets. Mr. Graves is a 17% shareholder in Interfuel E&P Ltd.   In June 2010, Cleantech Energy Company, wholly-owned subsidiary, entered into an agreement and acquired approximately 1.02 billion BOE (Barrels of Oil Equivalent) from Interfuel E&P Ltd., an unrelated party.  This solid hydrocarbon BOE energy asset is located adjacent to Cleantech Energy’s proposed Cleantech Energy Project, an Ultra Clean Btu Conversion project that is being designed to produce 30.6 million BOE/yr of pipeline quality SNG and capture and fully utilize the CO2 produced during the SNG manufacture. This solid hydrocarbon asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin (PRB) coal.  Once commercial operations have begun, the preferred stock will earn a 5% annual dividend payable on a quarterly basis. Annual redemptions of preferred stock will be dependent on the net income of Cleantech.  Provided there is net income in a given year, Cleantech has the option to redeem such amount of preferred shares that is equal to not less than 7% and not more than 10% of net income in that year. Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time, or, at the option of Cleantech Energy, may be converted to common shares, according to this formula:  for every one percent (1%) of the original face amount of preferred shares that is remaining at that time, Interfuel will be entitled to one-half of one percent (0.5%) of common shares then issued and outstanding. Additionally, Cleantech Energy will pay $70 million to Interfuel upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production. Cleantech issued 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.   In future periods when the BOE asset is utilized in the gasification process, Cleantech will record an expense of $0.70 per BOE and corresponding increase in the Company’s paid in capital.  The preferred shares have a 5% annual dividend commencing on the commercial operations date, payable quarterly.  The preferred shares can be redeemed in years when Cleantech has a positive income.  The preferred shares may be redeemed in such an amount not less than seven percent (7%) of net income and not more than ten percent (10%) of net income.  At such time as the BOE purchase agreement is fulfilled or terminated, Cleantech has the option to redeem the remaining preferred shares or to convert these preferred shares into the Cleantech Energy Company’s common stock.  For every one percent (1%) of the original estimated value of the preferred shares (1,020,058,000 BOE X $0.70 = $714,040,600) that is remaining at that time, the preferred shareholders will be entitled to one half of one percent (0.5%) of the common stock then issued and outstanding in Cleantech Energy Company.

This solid hydrocarbon energy asset contains a medium sulfur content and relatively low Btu per-pound of solid hydrocarbon material, the detailed specifications of which are included in the agreement between our subsidiary, Cleantech Energy Company and Interfuel E&P Ltd.  Based on current project design, we believe this solid hydrocarbon energy asset represents approximately a 25-year supply if used as feedstock at the Cleantech Energy Project.

Cleantech Energy Company will select an experienced company to permit, install and operate a solid hydrocarbon BOE production facility.  Permits from applicable state regulatory authorities are required before the production of energy assets may commence.  Applications for permits require engineering and data analysis and presentation, and must address a variety of environmental, health and safety matters associated with a proposed production operation.  These matters include such aspects as the manner and sequence of solid hydrocarbon production, management of overburden, and development of a reclamation plan for after production is complete.

Real Estate

The Lima Energy Project is being constructed on approximately 63 acres of land consisting of two adjoining tracts of land to be purchased by Lima Energy from the City of Lima pursuant to a Real Estate Acquisition and Development Agreement executed by Lima Energy and the City of Lima on June 9, 2008. Pre-acquisition construction activities have included site clearance and site preparation work, as well as construction of 100,000 square feet of engineered concrete for the project’s fuel facility.  Although this agreement has expired, a new agreement has been drafted for signature which is included as an exhibit to this annual report on Form 10-K.  We note, however, that this draft agreement is subject to change prior to being fully executed.  We expect to close on the property as soon as financing is in place.  In the mean time, the City of Lima has provided Lima Energy a letter authorizing continued access to the site.

The Company currently has office space at its headquarters located at 312 Walnut Street, Suite 1600, Cincinnati, Ohio 45202.  Management intends to enter into a long term lease for office space in the near future.

Item 3. Legal Proceedings

We are not currently a party to any material litigation and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition. However, we may from time to time be involved in legal proceedings in the ordinary course of our business.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

From August 1999 to January 2001, our common stock was listed on the NASDAQ under the symbol “BGST”.  In January 2001 our common stock was delisted from NASDAQ and was quoted on the OTC Bulletin Board.  Following our voluntary delisting and termination of our Exchange Act reporting obligations on March 17, 2003, our common stock was traded on the Pink OTC Markets under the symbol “BGST” until February 23, 2010, at which time the symbol was changed to “USFC”.   Our common stock currently is quoted on the OTCQB.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the OTCQB.  The quotations reflect inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions.  For current price information, stockholders or other interested individuals are urged to consult publicly available sources.

Period	Sales price per share
	High	Low
Fiscal 2010
Fourth Quarter	$3.50	$2.01
Third Quarter	$3.50	$1.50
Second Quarter	$2.25	$1.00
First Quarter	$7.00	$1.75

Fiscal 2009
Fourth Quarter	$2.00	$0.22
Third Quarter	$1.00	$0.06
Second Quarter	$0.30	$0.06
First Quarter	$0.70	$0.30

Holders

The closing price of our common stock as quoted on the OTCQB on December 31, 2010 was $3.50 per share.   As of December 31, 2010, there were 202 record holders of our common stock.

Dividends

We have never paid a cash dividend on our common stock and anticipate that for the foreseeable future any earnings will be will be retained for use in our business and, accordingly, we do not anticipate the payment of cash dividends.

Issuer Purchases of Equity Securities

During the year ended December 31, 2010, we did not purchase any of our own equity securities.

Recent Sales of Unregistered Securities

Sales of unregistered securities during the past three (3) year period are disclosed below.

On March 29, 2011, the Company issued 6,250 shares of common stock to Glenn G. Wattley in consideration for consulting services in the amount of $43,750.

On March 18, 2011, the Company issued 3,500 shares of common stock to Kodiak Capital Group LLC  in consideration for the preparation of the Kodiak Capital Group LLLC investment agreement and registration rights agreement.

On March 18, 2011, the Company issued 5,000 shares of common stock to Cynthia Craft in consideration for legal services in connection for the preparation of the Kodiak Capital Group LLC investment agreement and registration rights agreement.

On March 18, 2011, the Company issued 1,500 shares of common stock to Feargal Gleeson in consideration for legal services in connection with the preparation of the Kodiak Capital Group LLC investment agreement and registration rights agreement.

On December 31, 2009, the Company issued 72,750,000 shares of common stock to Global Energy, Inc.  in exchange for the BGST Series B Preferred Stock as outlined in the Exchange Agreement and detailed more fully elsewhere in this annual report on Form 10-K.  The Series B Preferred Stock issued on December 4, 2009 was concurrently surrendered and cancelled.  Due to the nature of the exchange transaction, there was no consideration received.

On December 31, 2009 the Company issued 2,090,900 shares of common stock to Pegasus Funds, LLC in exchange for the 2,095 shares of BGST Series B Preferred Stock as outlined in the Exchange Agreement.  The Series B Preferred Stock issued on December 4, 2009 was concurrently surrendered and cancelled.  Due to the nature of the exchange transaction, there was no consideration received.

On December 4, 2009, the Company issued 72,750 shares of BGST Series B Preferred Stock to Global Energy, Inc. as part of the Exchange of Shares as outlined in the Exchange Agreement dated December 4, 2009.  Due to the nature of the exchange transaction, there was no consideration received.

On December 4, 2009, the Company issued 2,095 shares of BGST Series B Preferred Stock to Pegasus Funds LLC in exchange for 2 shares of BGST Series A Super Voting Preferred Stock issued on August 25, 2008, which were concurrently surrendered and cancelled.  Due to the nature of the exchange transaction, there was no consideration received.

On August 25, 2008, the Company issued 2 shares of BGST Series A Super Voting Preferred Stock to Pegasus Funds LLC as consideration for services to reactivate the Company and for payment of expenses on behalf of the Company.  In 2008 and 2009, expenses, which were administrative in nature, were $1,319 and $15,672, respectively.

The Company believes that the issuances of the above restricted shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.  The transactions were issuances either for services performed or in settlement of debt incurred, or in exchange for other securities.  With respect to the transactions listed above, no general solicitation was made either by us or by any person acting on our behalf.  The transactions were all privately negotiated, and none involved any kind of public solicitation.  No underwriters were involved in connection with the sales of securities referred to in this Item.   The securities sold are subject to transfer restrictions, and the certificates for the shares contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

There have been no other sales or issuances of unregistered securities since our inception.

Exchange Agreement

In an Exchange Agreement dated as of December 4, 2009, BGST and USASF agreed to a merger of the two companies through a tax free exchange of shares of the two companies, the essential steps and provisions of which were as follows:

1.
All of the issued and outstanding shares of USASF (100 shares, common) held by GEI as sole shareholder, were exchanged for 72,750 shares of newly issued BGST Series B Preferred Stock, which shares were immediately convertible into 72,750,000 newly authorized and issued common shares as part of the transaction. GEI then promptly distributed substantially all of its shares to its shareholders, as outlined in the Agreement. GEI is a private company with 126 shareholders at the time of the exchange.  The majority shareholder of GEI is Harry H. Graves.  In the transfer, he received 28,235,860 shares of the Company.   His ownership share of the Company does not, on its own, make him a majority shareholder, but his beneficial ownership related to his spouse’s shares and those of Trust 3, over which his spouse has voting control, makes him a majority shareholder.  In summary, GEI is a related party because of the control position of Harry H. Graves in both GEI and USASF. As of April 1, 2011, Mrs. Graves has resigned as trustee for the trust, and consequently Mr. Graves’ beneficial ownership is 33,555,430 shares, which no longer puts him in a control position.

2.
Pegasus Funds LLC surrendered and exchanged its two (2) shares of Series A Super Voting Preferred Stock for 2,095 shares of BGST Series B Preferred Stock, which shares were also immediately convertible into 2,095,000 newly authorized and issued common shares as part of the transaction. Pegasus then promptly distributed substantially all of  its shares to designated affiliates, as outlined in the Agreement.

3.
The issued and outstanding shares of BGST common stock as of the date of the Exchange Agreement, totaling 7,797,693 shares, were reduced to 155,954 shares by means of a fifty to one reverse stock split.

4.	The authorized capital stock of the company was reduced and divided into two classes of stock: 300,000,000 common; 10,000,000 preferred.
5.	All of the existing directors and management of BGST resigned and were replaced by directors and management selected by USASF.
6.
The name of the company was changed from BGST to USASF, which name change was accomplished by USASF changing its name to Cleantech Corporation immediately prior to the certificate of amendment being filed in Delaware which effected the transactions contemplated by the Exchange Agreement.

7.
A non-dilution provision which required additional shares to be issued to the original shareholders of the Company such that they could not be diluted in their ownership percentage has expired as of the effective date of the registration statement on Form 10, September 27, 2010, as confirmed in a letter from Pegasus Funds, LLC to USA Synthetic Fuel Corporation.

The Exchange Agreement and all transactions required thereunder were duly approved by the boards and shareholders of USASF and BGST.

Subsequent to the Exchange Agreement, a minor adjustment was made to the shares held by Pegasus Funds.  This adjustment was necessary to reconcile the total shares outstanding to the amount recorded by the stock registrar.  As a result, the number of shares owned by Pegasus Funds and its assigns is 2,090,900.   The issued and outstanding shares representing the public float is accurately reflected as 159,100.

The Company believes that the issuances of the above restricted shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.  The transactions were issuances either for services performed or in settlement of debt incurred, or in exchange for other securities.  With respect to the transactions listed above, no general solicitation was made either by us or by any person acting on our behalf.  The transactions were all privately negotiated, and none involved any kind of public solicitation.  No underwriters were involved in connection with the sales of securities referred to in this Item.   The securities sold are subject to transfer restrictions, and the certificates for the shares contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

There have been no other sales or issuances of unregistered securities since our inception.

Item 6. Selected Financial Data

This information has been omitted based on our status as a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.  We are a development stage company and have had no revenues for the period from inception on November 30, 2009 to year end at December 31, 2009, and no revenues for the year ended December 31, 2010.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from operations at our Lima Energy Project which we estimate will be at a minimum approximately twenty-four to thirty-seven months from funding.

Certain information included in this report contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties.

Factors that could affect the Company’s results include the risk factors detailed in “Part I, Item 1A. Risk Factors” and from time to time in the Company’s periodic reports and registration statements filed with the SEC. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and are current only as of the date made.

As used in this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “the Company” and “USASF” mean USA Synthetic Fuel Corporation, a Delaware corporation and its consolidated subsidiaries, unless the context indicates otherwise.

Overview

USA Synthetic Fuel Corporation (“USASF” or the “Company”) is an environmentally focused alternative energy company pursuing clean energy solutions based on gasification and other proven Btu conversion technologies.  USASF is a development stage company and, as of December 31, 2010, had $40 of cash on hand, no inception to date revenues, and there are substantial doubts about the Company’s ability to continue as a going concern.  We intend to develop, finance, construct, own and operate gasification, synthetic natural gas, and Fisher Tropsch liquid production facilities, to convert lower value, solid hydrocarbons such as coal, petroleum coke and biomass into higher value, environmentally cleaner energy sources.  These lower value, solid hydrocarbons are one class of feedstock that may be used in gasification processes in order to produce synthetic gas.  Other classes of feedstock that may be used as feedstock to produce synthetic gas include petroleum liquids, petroleum byproducts, asphaltenes, natural gas and other similar gases.  For the purposes of this annual report on Form 10-K hereinafter the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably in the remainder of this quarterly statement.  For this discussion, the terms “lower value” and “higher value” refer to the approximate market cost of the sources on a barrel of oil equivalent basis, which equals an equivalent energy content basis of 5.8 million British thermal units.  The produced energy sources such as synthetic natural gas and liquid transportation fuels are considered to be “environmentally cleaner” because they produce significantly reduced emissions of materials  of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petroleum coke.

The major activities in 2010 focused on obtaining assets that will be used in the future operations of the Company and that positions the Company to launch its integrated business strategy to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations.

Specifically, progress was made in 2010 with the following major asset acquisitions:

•
Lima Energy Company and the Lima Energy Project:  In June 2010, the Company entered into an agreement and acquired from Global Energy, Inc., a related party, all of the outstanding stock of Lima Energy Company, now a subsidiary of the Company and the project company for the Lima Energy Project.  In exchange for Lima Energy stock, the Company has agreed to pay Global Energy $6,439,429.00 which represents the book value of construction-in-progress to date, and Global Energy has retained a 50% equity interest in Gas 1, the first phase of the Lima Energy Project.  The construction in progress is located on land owned by the City of Lima and will only become available for use by the Company when funding for the project is obtained and certain other conditions are met; therefore the entire investment in the asset is considered impaired by the Company’s management. The Company has recognized an impairment charge of $6,439,429.  Payment of this consideration was made with a senior secured note to Global Energy with 7% per annum accrued interest, which  is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or September  30, 2011. On March 15, 2011, the parties executed an amendment to the note, extending the payment date to September 30, 2011. The Lima Energy Project is being developed in three phases:  Gas 1, Gas 2, which combined are being designed to produce 8.0 million BOE per year of pipeline quality SNG, and Combined Cycle Gas Turbine (“CCGT”) which is being designed to produce 516 megawatt (“MW”) of electric power, as described in more detail below.  Global Energy has retained a 50% equity interest in Gas 1.  Lima Energy has completed initial construction of 100,000 square feet of engineered concrete and plans to complete construction upon financing.

•
Cleantech Energy Company and the Cleantech Energy Project:  The Cleantech Energy Project is being developed by our subsidiary, Cleantech Energy Company.  The project will be located in Wyoming and it is our intent to use our energy asset of approximately 1.02 billion BOE of solid hydrocarbons which is described in more detail below.  The Cleantech Energy Project is being designed to produce 30.6 million BOE per year of pipeline quality SNG and to capture and utilize CO2 produced during the SNG manufacture in enhanced oil recovery and CCS applications.

Solid hydrocarbon energy asset:  In June 2010, Cleantech Energy Company, wholly-owned subsidiary, entered into an agreement and acquired approximately 1.02 billion BOE (Barrels of Oil Equivalent) from Interfuel E&P Ltd., an unrelated party.  This solid hydrocarbon BOE energy asset is located adjacent to Cleantech Energy’s proposed Cleantech Energy Project, an Ultra Clean Btu Conversion project that is being designed to produce 30.6 million BOE/yr of pipeline quality SNG and capture and fully utilize the CO2 produced during the SNG manufacture. This solid hydrocarbon asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin (PRB) coal.  Once commercial operations have begun, the preferred stock will earn a 5% annual dividend payable on a quarterly basis. Annual redemptions of preferred stock will be dependent on the net income of Cleantech.  Provided there is net income in a given year, Cleantech has the option to redeem such amount of preferred shares that is equal to not less than 7% and not more than 10% of net income in that year. Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time, or, at the option of Cleantech Energy, may be converted to common shares, according to this formula:  for every one percent (1%) of the original face amount of preferred shares that is remaining at that time, Interfuel will be entitled to one-half of one percent (0.5%) of common shares then issued and outstanding. Additionally, Cleantech Energy will pay $70 million to Interfuel upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production. Cleantech issued 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.   In future periods when the BOE asset is utilized in the gasification process, Cleantech will record an expense of $0.70 per BOE and corresponding increase in the Company’s paid in capital.  The preferred shares have a 5% annual dividend commencing on the commercial operations date, payable quarterly.  The preferred shares can be redeemed in years when Cleantech has a positive income.  The preferred shares may be redeemed in such an amount not less than seven percent (7%) of net income and not more than ten percent (10%) of net income.  At such time as the BOE purchase agreement is fulfilled or terminated, Cleantech has the option to redeem the remaining preferred shares or to convert these preferred shares into the Cleantech Energy Company’s common stock.  For every one percent (1%) of the original estimated value of the preferred shares (1,020,058,000 BOE X $0.70 = $714,040,600) that is remaining at that time, the preferred shareholders will be entitled to one half of one percent (0.5%) of the common stock then issued and outstanding in Cleantech Energy Company.

•
•
This energy asset is located in Wyoming adjacent to our planned Cleantech Energy Project.  Mobil Mining and Minerals Company (“Mobil”) held the rights to the BOE Energy asset  and conducted the exploratory drilling in the late 70’s and early 80’s.  Those drilling records include a report characterizing and quantifying the coal deposits .  The Mobil report states that the three seams of coal together total over 700 million gross tons in place.  The report further estimates the recoverable quantities at approximately 585 million tons.  Global Energy made the drilling records available to Weir International, Inc. who prepared maps of each seam, depicting drill-hole location, depth, and seam thickness.  From these data, Weir maps depict gross and net isopleths across the property for each seam.  These maps are typical of those used by mining companies to assess deposits.  Based upon these data, we believe this solid hydrocarbon energy asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin Coal.  While it remains to be seen how much more coal can be produced above the 400 million net tons, we and Interfuel are in agreement that, based on the Weir International report, the 402 million net ton basis represents a conservative value and is the correct one to use. The 1.02 billion BOE equals the energy content of the net tons of Powder River Basin coal referred to here and represents a 25 year, low cost feedstock supply for the Cleantech Energy Project.  Because the Cleantech Energy Project is adjacent to the solid hydrocarbon energy asset, transportation expenses will be minimized for this project, resulting in an additional economic advantage for the project.

Cleantech Energy Company plans to engage a contract production company to permit, finance, own and operate a facility to extract the solid hydrocarbon and deliver it to Cleantech Energy Company.  The third party solid hydrocarbon production operation, once permitted by the State of Wyoming, will essentially be a surface mining operation.  There are three seams of solid hydrocarbon, each overlain by overburden soil of varying depths – ranging from zero to over 100 feet.  The method and sequencing of overburden removal and stockpiling will be developed by the production company and described in detail in its application to the State of Wyoming.  While the initial operation of the facility will utilize the shallowest seam of coal, the production plan will seek to avoid or minimize repeated handling of overburden, and to optimize production of all seams in a given area methodically and optimally across the over 8600 acre leasehold.

As the facility currently is planned to be located at a suitable location within the leasehold site area, transport of solid hydrocarbon to the facility will most likely be by conveyor, backed up by large capacity truck, as appropriate.  Our current plan calls for feedstock to be delivered into covered structures in accordance with state requirements, for weather protection and to facilitate blending for optimum feedstock composition.

Our goal is to develop and construct ultra clean Btu conversion and SNG production facilities in the United States.   Over the next four years we will require substantial capital resources to fund construction and financing costs relating to the development of our principal projects. Capital requirements for full construction of Gas 1, Gas 2 and CCGT are expected to be approximately $497.0 million, $1.02 billion, and $627.3 million, respectively. Additional capital requirements for the full construction of Cleantech Energy Project are expected to be approximately $2.3 billion. We have not yet entered into fixed price EPC arrangements with respect to our Cleantech Energy Project, but have considered the possibility of entering into general services agreements with a third party to provide EPC services with respect to such project. As stated elsewhere in this annual report on Form 10-K, our basic strategy is to have our projects contract with GEC to provide EPC services.  In turn, GEC will contract with a third-party general contractor to provide Design-Build EPC services, as defined by the Design-Build Institute of America(46)  which include engineering as part of their team services. We believe this approach should allow us more directly to control and manage the EPC services ourselves, thereby giving us greater control over the expenditures associated with a project. We believe this approach will result in lower project costs and shorter schedules.  We believe this type of contracting approach will provide mechanisms to manage cost, schedule and performance, and to provide appropriate guarantees and a pool of funds to cover liquidated damage requirements.  When warranted, GEC may structure the Design-Build contract as a “fast track” contract(47), (48)  instead of a fixed price agreement.  While a fixed price structure establishes a guaranteed price at the outset, the fast-track approach begins on a time and material basis.  When an agreed amount of progress has been made and the project cost is better known, it can be converted to a fixed price basis for the remainder of work.  Cost escalation risk shifts from the owner during the early portion to the contractor in the later portion.  The project company, as the project owner, will generally have its own rationale and justification for the fast-track approach.  Neither we nor GEC are currently negotiating a "fast-track" EPC contract for any project currently in development; nor have we concluded definitively that we will enter into such a contract.  As a result, project costs for the Cleantech Energy Project are based upon our internal estimates. We intend to finance a significant amount of the funds necessary for the construction of our projects through a mix of equity and debt, which will consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt. As a result, we will be highly leveraged and our assets will be subject to forfeiture upon any default on project-specific debt.

Factors Affecting Results of Operations

Our operating expenses include the following:

•	General and administrative expenses, which consist primarily of salaries and related benefits paid to our employees, as well as office and travel expenses.
•	Legal and professional expenses, which consist primarily of amounts paid for audit, disclosure and reporting services.

Results of Operations

For the period from inception on November 30, 2009 to year end at December 31, 2009 and the year ended December 31, 2010.

Revenues

We had no revenues for the period from inception on November 30, 2009 to year end at December 31, 2009 and no revenues for the year ended December 31, 2010, and do not anticipate any significant revenues for twenty-four to thirty-seven months, as stated above.

Operating Expenses

Our operating expenses for the period from inception on November 30, 2009 to year end at December 31, 2009 totaled $3,608 and for the year ended December 31, 2010 totaled $1,443,662.  The primary component of our 2009 expense was related to organizational activities and for the year ended December 31, 2010 was related to organizational activities, salary expenses, and SEC compliance activities.

Impairment Reserve

The Lima Energy project which we acquired from Global Energy, Inc., a related party, in June 2010, is located on land owned by the City of Lima and will only become available for use by the Company when funding for the project is obtained and certain other conditions are met. While we anticipate this to occur in the near future, the timing is uncertain, and therefore we consider the entire investment in the asset to be impaired. The Company has recognized an impairment charge of $6,439,429.

Interest Expense

As part of the Lima Energy Company acquisition, the Company issued a senior secured note to Global Energy, Inc, a related party, for $6,439,429, with 7% per annum accrued interest, which is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or March 31, 2011. The due date of the note has been extended to September 30, 2011 on the same terms.   The Company has recorded an expense for this interest for 2010 in the amount of $252,990.

Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The potential benefit of net operating loss carry forwards has not been recognized in the accompanying financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The net operating loss carryforwards for income tax purposes are approximately $1,385,000 and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Net Loss

For the period from inception on November 30, 2009 to year end at December 31, 2009, we experienced a $3,608 net loss and for the year ended December 31, 2010, we experienced an $8,136,081 net loss.

 Basic and Diluted Net Loss per Share

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our net loss for the year ended December 31, 2009 was $0 per share, and $0.11 per share for the year ended December 31, 2010.

Liquidity and Capital Resources

We have had no revenues since inception.  We have obtained cash for operating expenses through advances and/or loans from stockholders.  While the technology we intend to utilize is currently operational at some facilities in the United States, we do not yet have an operating commercial facility, and we anticipate it will be approximately twenty-four months and thirty-seven months from the date of the project’s financing until the CCGT phase or Gas 1 phase, respectively, are constructed and operational at our Lima Energy Project.  Once the first phase is completed and fully operational, we should begin to receive revenues from plant operations, but we cannot predict exactly when those revenues will start. We expect to commence commercial operation of Gas 1 within approximately 37 months from the date of Gas 1 project financing and of CCGT within approximately 24 months from date of CCGT project financing.

Net Cash Used by Operating Activities

Our primary uses of funds in operations were payments related to organizational activities for 2009 and were related to organizational activities, salary expenses, and SEC compliance activities for the year ended December 31, 2010.

Major Acquisitions
In June 2010, the Company entered into an agreement and acquired from Global Energy, Inc., a related party, all of the outstanding stock of Lima Energy Company.  In exchange for Lima Energy stock, the Company has agreed to pay Global Energy $6,439,429 which represents the book value of construction-in-progress to date, and Global Energy has retained a 50% equity interest in Gas 1, the first phase of the Lima Energy Project.  The construction in progress is located on land owned by the City of Lima and will only become available for use by the Company when funding for the project is obtained and certain other conditions are met; therefore the entire investment in the asset is considered impaired by the Company’s management. The Company has recognized an impairment charge of $6,439,429.  Payment of this consideration was made with a senior secured note to Global Energy with 7% per annum accrued interest, which  is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or March 31, 2011.  On March 15, 2011, the parties executed an amendment to the note, extending the payment date to September 30, 2011.

In June 2010, Cleantech Energy Company, a wholly-owned subsidiary, entered into an agreement and acquired approximately 1.02 billion BOE (Barrels of Oil Equivalent) from Interfuel E&P Ltd., an unrelated party.  Interfuel E&P Ltd. is a private company focused on solid hydrocarbon energy resource transitions worldwide.  Mr. Graves is a 17% shareholder in Interfuel E&P Ltd.  In June 2010, Cleantech Energy Company, wholly-owned subsidiary, entered into an agreement and acquired approximately 1.02 billion BOE (Barrels of Oil Equivalent) from Interfuel E&P Ltd., an unrelated party.  This solid hydrocarbon BOE energy asset is located adjacent to Cleantech Energy’s proposed Cleantech Energy Project, an Ultra Clean Btu Conversion project that is being designed to produce 30.6 million BOE/yr of pipeline quality SNG and capture and fully utilize the CO2 produced during the SNG manufacture. This solid hydrocarbon asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin (PRB) coal.  Once commercial operations have begun, the preferred stock will earn a 5% annual dividend payable on a quarterly basis. Annual redemptions of preferred stock will be dependent on the net income of Cleantech.  Provided there is net income in a given year, Cleantech has the option to redeem such amount of preferred shares that is equal to not less than 7% and not more than 10% of net income in that year. Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time, or, at the option of Cleantech Energy, may be converted to common shares, according to this formula:  for every one percent (1%) of the original face amount of preferred shares that is remaining at that time, Interfuel will be entitled to one-half of one percent (0.5%) of common shares then issued and outstanding. Additionally, Cleantech Energy will pay $70 million to Interfuel upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production. Cleantech issued 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.   In future periods when the BOE asset is utilized in the gasification process, Cleantech will record an expense of $0.70 per BOE and corresponding increase in the Company’s paid in capital.  The preferred shares have a 5% annual dividend commencing on the commercial operations date, payable quarterly.  The preferred shares can be redeemed in years when Cleantech has a positive income.  The preferred shares may be redeemed in such an amount not less than seven percent (7%) of net income and not more than ten percent (10%) of net income.  At such time as the BOE purchase agreement is fulfilled or terminated, Cleantech has the option to redeem the remaining preferred shares or to convert these preferred shares into the Cleantech Energy Company’s common stock.  For every one percent (1%) of the original estimated value of the preferred shares (1,020,058,000 BOE X $0.70 = $714,040,600) that is remaining at that time, the preferred shareholders will be entitled to one half of one percent (0.5%) of the common stock then issued and outstanding in Cleantech Energy Company.

Cash Position and Outstanding Indebtedness

Our total indebtedness at December 31, 2010 was $7,820,972, consisting of all current liabilities due within the year. Current liabilities consist of accounts payable, advances from related parties, accrued expenses and the note for the acquisition of Lima Energy Company.  At December 31, 2010, we had current assets of $40 in cash. We had long term assets of $0  at December 31, 2009 and $1 at December 31, 2010.

Future Capital Requirements

The Company has focused its efforts to date in 2011 on obtaining large amounts of capital to fund its project development activity.  Our current business plan calls for new investment capital to fund our operations for the next twelve to twenty four months or until commercial operations at Lima Energy commence.  Accordingly, we need to raise capital to provide working capital for the next two years in order to meet our funding commitments and business plan objectives.

At this filing date, we have a firm commitment for $20 million in equity funding to meet both our project capital requirements and working capital requirements.  Specifically, the $20 million equity capital raise will enable the following to occur:   Lima land purchase and ancillary costs estimated at $2.0 million and Lima project advancement, including site work and further engineering and permit work, in the amount of $3.0 million. The costs are currently contained within the scope of the full construction costs of Gas 1.  The balance of $15.0 million would be used for general corporate purposes.

We intend to finance our operations primarily through long and short-term borrowings, together with equity capital. In the event the Company raises additional funds due to investment demand and various financing options, the additional funds will further advance the Lima Energy Gas 1 project and add to corporate working capital to accelerate the business plan.  In addition to or as an alternative, the Company is considering a $100 million level equity raise and corresponding increase in the public float.

On April 6, 2011, the Company signed an agreement with Kodiak Capital Group, LLC ("Kodiak"), a New York-based institutional investor, under which Kodiak has committed to invest up to $20 million in the Company over a 6-month period, subject to certain conditions, at the Company's discretion. The Company expects to file a registration statement with the U.S. Securities and Exchange Commission covering the sale of any shares that may be issued to Kodiak under the agreement.  Once the registration statement is effective, Kodiak is obligated to purchase shares of the Company's common stock from time to time at the Company's discretion. Kodiak’s commitment provides the company with the flexibility to obtain capital in increments of up to $5,000,000 over a six month period as growth capital is needed. The facility sets the purchase price at 70% of the volume weighted average price over five consecutive trading days as reported by Bloomberg. The Company expects to fully utilize the $20 million in order to accelerate project milestones and fund corporate growth. The Company can terminate the agreement at any time without cost or penalty.

On February 14, 2011, the Company signed an engagement letter with an unrelated third party to secure a convertible note facility for Lima Energy Company in the amount of $30M, which will be used to advance project milestones for Lima Energy and provide other working capital for the Lima Energy project as it moves forward.

On January 12, 2011, the Company entered into a non-binding term sheet with Socius CG II, a subsidiary of Socius Capital Group, for a commitment of up to $10 million in equity capital contingent upon the Company’s listing on the NASDAQ exchange, which is a goal of the Company.

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

Regarding the Cleantech Energy, Project, we may enter into a “fast-track” EPC contract with a third party which will allow work to progress under a general services arrangement on a time and materials contract basis for the Cleantech Energy Project and allows us to agree, at our option, on the terms of a fixed price EPC contract with such third party. As stated elsewhere in this annual report on Form 10-K, our basic strategy is to have our projects contract with GEC to provide EPC services.  In turn, GEC will contract with a third-party general contractor to provide Design-Build EPC services, as defined by the Design-Build Institute of America(46)  which include engineering as part of their team services. We believe this approach should allow us more directly to control and manage the EPC services ourselves, thereby giving us greater control over the expenditures associated with a project. We believe this approach will result in lower project costs and shorter schedules.  We believe this type of contracting approach will provide mechanisms to manage cost, schedule and performance, and to provide appropriate guarantees and a pool of funds to cover liquidated damage requirements.  When warranted, GEC may structure the Design-Build contract as a “fast track” contract(47), (48) instead of a fixed price agreement.  While a fixed price structure establishes a guaranteed price at the outset, the fast-track approach begins on a time and material basis.  When an agreed amount of progress has been made and the project cost is better known, it can be converted to a fixed price basis for the remainder of work.  Cost escalation risk shifts from the owner during the early portion to the contractor in the later portion.  The project company, as the project owner, will generally have its own rationale and justification for the fast-track approach.  Neither we nor GEC are currently negotiating a "fast-track" EPC contract for any project currently in development; nor have we concluded definitively that we will enter into such a contract.  As a result, project costs for this project are based upon our internal estimates.

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

On January 12, 2011, we signed a placement agent agreement with RBC Capital Markets, LLC for up to $600,000,000 in Taxable Economic Development Revenue Bonds, Series 2011 to be issued by the Ohio Air Quality Development Authority (“OAQDA”).  This OAQDA Bond funding will be used by Lima Energy to complete construction of Lima Energy GAS 1 which is a cleantech facility being designed to deliver low cost synthetic natural gas (“SNG”) to Procter & Gamble under a long term contract and other customers.

We have been moving forward and anticipate closing on the bonds by June 30, 2011.  Even so, there can be no assurance that the placement of the OAQDA bonds will be completed in a timely manner or that a market will develop for the bonds.  The Air Quality bonds will be nonrecourse to USASF.

As the economy improves, we anticipate that the market for low cost clean energy and cleantech facilities such as Lima Energy Gas 1, will also improve.  The long term agreement for the sale of SNG to P&G is for approximately half of the SNG to be produced from Gas 1.  P&G has extended this agreement by amendment a total of 9 times, the latest amendment of which has expired.  The next amendment, extending the agreement for one year, continues to be reviewed by P&G, who has recently indicated approval by the first of two internal approval levels.  We included amendment 10 in the exhibits for completeness, but acknowledge that it is not yet executed.  P&G has indicated that its approval will provide a one-year window for the project to achieve the next contractual milestone.  We continue to believe, although we can give no assurances, that the pricing terms within the agreement are very favorable to P&G, even considering current market conditions and, therefore, that the agreement will be renewed by this amendment.. It is management’s belief that Procter & Gamble remains an advocate for low cost clean energy as evidenced by the long term contract for SNG.

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

Contractual Obligations

As part of the Lima Energy Company acquisition, the Company issued a senior secured note to Global Energy, Inc., a related party, for $6,439,429 with 7% per annum accrued interest, which is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or September 30, 2011.  On March 15, 2011, the parties executed an amendment to the note, extending the payment date to September 30, 2011. We have not yet secured the financing required to pay the $6.4 million note. In the event we do not secure such financing, we will seek a further extension from GEI.  At its option, GEI may agree to a further extension or require that Lima Energy ownership revert to GEI.

Factors That May Affect Our Financial Condition

Our revenues will be subject to many risks and uncertainties, some of which are detailed in the section of this annual report on Form 10, titled “Risk Factors,” including the following:

Financing. Over the next four years, we expect to need $497.0 million for full construction of Gas 1, $1.02 billion for full construction of Gas 2, $627.3 million for full construction of CCGT, and $2.3 billion for the full construction of Cleantech Energy Project.  We intend to supply the funds necessary for the Lima Energy Project through a combination of equity and debt, primarily through the issuance of OAQDA bonds or other nonrecourse debt financing specific to the Lima Energy Project, and the funds necessary for the Cleantech Energy Project through a combination of asset contributions and debt, primarily non-recourse debt financing specific to that project. Lima Energy is currently seeking financing of $400 million to be provided by the OAQDA through the issuance of $400 million of bonds in a private placement on behalf of the State of Ohio for the purpose of providing debt financing for Gas 1. The OAQDA bonds, if issued, will be non-recourse to USASF. However, there can be no assurance that the placement of the OAQDA bonds will be completed in a timely manner or at all. We expect that the debt financing component for Gas 2 and CCGT will consist primarily of the issuance of additional series of OAQDA bonds or other project-specific nonrecourse debt financing. However, we may not be able to obtain adequate debt financing for Gas 2 or CCGT, or for any of our projects, on terms consistent with our expectations to support our development and construction plan in a timely manner. For example, we may be unable to secure financing for any of our projects until we sign a long-term off-take agreement with third parties at a fixed price. If we are unable to raise adequate funds, or to raise adequate funds on terms acceptable to us, we may have to delay, reduce or eliminate some or all of our development and construction plan or take other steps, including liquidating some or all of our assets, each of which will directly impact our results of operations. We intend to manage this financing risk by attempting to secure for each project, among other things, adequate equity investment, adequate fixed price EPC and related contracts and adequate off-take arrangements, although our ability to obtain debt financing for each project will also depend on factors beyond our control such as market conditions (including actual project costs) and the opinions of the independent engineers we retain.

Fluctuations in natural gas and other energy commodity prices and the sale prices established in our off-take agreements. Our results of operations will be directly impacted by the price of wholesale natural gas, electricity, petcoke and coal. The markets for some of these commodities are often highly volatile. Wholesale energy market prices may fluctuate considerably and, as a result, our products may fail to remain price competitive relative to natural gas, electricity or other sources of energy. Furthermore, as a result of the long construction cycle for each of our projects, current prices for commodities such as coal, electricity and natural gas may not be indicative of the prices for such commodities at the time our projects are expected to commence commercial operations. We intend to manage our wholesale price risk by implementing a risk management strategy that attempts to assure project lenders of adequate revenue to cover operating and financing costs by entering into long-term off-take agreements for a significant portion of the output from our gasification and SNG production facilities with fixed prices or suitable price floors. Our project revenues will depend upon our ability to negotiate and maintain such long-term off-take agreements at prices satisfactory to us. However, as a result of commodity price fluctuations and uncertainties and our construction schedule, the prices at which we are able to sell our uncommitted project output pursuant to such off-take agreements may vary considerably.

Fluctuations in construction costs and changes to our planned schedule and project budget for each project. Until we have entered into a fixed price EPC contract for a particular project, in which the EPC contractor agrees to meet our planned schedule and projected total costs for a project, we are subject to potential fluctuations in construction costs and other related project costs. We currently have not entered into such an EPC contract for our Cleantech Energy Project and the project costs for such project are therefore subject to the risk of increased construction and other related costs. In addition, the expected date of first commercial operation and the projected total project costs for each project are based on our internal estimates and depend on a variety of assumptions that ultimately may prove to be incorrect. As a result, even after we have entered into a fixed price EPC contract with respect to a particular project, we may later conclude that the project schedule and budget for that project contained incorrect assumptions and previously unknown execution risks that may cause changes to originally planned schedules and, in certain cases, may alter the originally agreed-upon costs for such project. While we intend to manage these risks by entering into carefully negotiated EPC contracts with appropriate assumptions to the extent possible, to a large degree, our financial results will depend on our ability to implement our development and construction plan on time and on budget.

Fluctuations in the price of feedstock for our facilities. Our ability to operate our facilities once we have completed development and construction is dependent upon the availability of feedstock at reasonable prices. Different gasification technologies utilize different types of feedstock, including coal, petcoke and renewables. We also expect to purchase electricity and natural gas from time to time. During periods of rising prices for such feedstocks, we may incur significant increases in our operating costs, thus reducing our margins.  We intend to manage the risk associated with fluctuations in the price of feedstock by purchasing long term BOE energy assets and entering into hedges where appropriate.

Recent Accounting Pronouncements From Financial Statement Disclosures

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to “Recent Accounting Pronouncements” provided under Note 2 to the consolidated financial statements included in Part II, Item 8. of this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

This information has been omitted based on our status as a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

The response to this item is included in a separate section of this Report. See “Index to Consolidated Financial Statements” on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Our independent accountants, Killman, Murrell and Company P.C. (“Killman Murrell”), resigned effective January 13, 2011.  Killman Murrell was re-engaged as our independent accountant on March 28, 2011.  There are no disagreements with Killman Murrell on matters of accounting or financial disclosure.

Item 9A.  Controls and Procedures

a)   Evaluation of Disclosure Controls and Procedures. The Company has established and currently maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010. Our Company has limited internal resources and limited ability to have multiple levels of transaction review. We presently have only ten employees, and this leads to limited segregation of duties within the Company.  However, our controls and procedures provide for full flow of information to Company management, especially to the Chief Executive Officer and Chief Financial Officer, and our evaluation shows we are able to meet our reporting obligations under the Exchange Act Rules stated above. While our disclosure controls and procedures are effective, we recognize that continued improvement is desired in the areas of management oversight, control of documentation being produced, and review of such control documentation

b)  Management’s Annual Report on Internal Control Over Financial Reporting.  Internal control of our financial reporting is the process designed by and under the supervision of, our Chief Executive Officer and Chief Financial Officer, and put into practice by our board of directors, management and other personnel, to provide reasonable assurances surrounding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control includes policies and procedures that:

·	Require the maintenance of records in reasonable detail that fairly and accurately reflect any transactions or dispositions of our assets;
·
Provide reasonable assurance that all transactions are documented as necessary, permitting preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are made only in accordance with proper authorization of our management and directors; and

·
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of Company assets that could have a material effect on the financial statements if not detected earlier.

Internal control over financial reporting cannot provide absolute assurance of achieving these financial reporting objectives because of inherent limitations. Internal control over financial reporting is a process, and commitment to that process, that involves diligence and compliance of Company personnel and may be subject to lapses in judgment and breakdowns resulting from human failures. Collusion or improper management (either willful or inadvertent) can circumvent internal control over financial reporting. Because of such limitations, there is risk that material misstatements may not be prevented or detected in all cases on a timely basis by internal control and procedures. As these inherent limitations are known aspects of the financial reporting process, it is possible to include safeguards to reduce, though not eliminate, this risk. Company management is responsible for establishing and maintaining adequate internal control and procedures with respect to financial reporting for the Company.

This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies."

c)   There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

Item 9B. Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below are the name, age, and position and a brief account of the business experience of each of our directors and management team, including our executive officers as of the date of this filing.

Directors and Executive Officers
Name	Age	Position

Harry H. Graves (1)	54	Chairman of the Board and Chief Financial Officer
V. Daniel Magarian	50	Director
Steven C. Vick	60	Director, President and Chief Executive Officer
Dwight N. Lockwood (2)	64	Group Vice President
Lynne R. Graves(1)	54	Secretary

The term of each current director expires at the next annual meeting of shareholders.  It is expected that each current director will be nominated for a new term, together with such additional nominees as the Board of Directors may propose
(1)   Mr. Graves and Mrs. Graves are husband and wife.
(2)   Mr. Lockwood is not an executive officer, but he is a significant employee and, therefore, is included herein.

Biographical  Information

Harry H. Graves— Chairman of the Board and Chief Financial Officer. Mr. Graves began serving as our Chief Financial Officer in July 2010.  He was appointed to our Board of Directors in December 2009, where he continues to serve as Chairman.   Mr. Graves is President and Chief Executive Officer of Global Energy, Inc. and has served in that capacity since the company’s founding in 1988. Mr. Graves has served on the Steering Committee of the Coalition for the Green Bank, Washington, D.C. Mr. Graves was also the longest standing founding director of the Washington, D.C.-based Gasification Technologies Council, an organization formed to promote a better understanding of the potential role of gasification in the energy industry. Mr. Graves brings to the Company a wealth of knowledge in the gasification business, developed over twenty years with GEI.  Prior to 1988, Mr. Graves worked for Procter & Gamble Company in positions of increasing responsibility in the Boston, New York, Philadelphia and Minneapolis markets from 1978 to 1988, including Central Field Manager and Special Markets Manager at Procter & Gamble Company’s world headquarters in Cincinnati, Ohio. Mr. Graves earned a B.A. in economics from Trinity College in Hartford, Connecticut.

Dr. Steven C. Vick—Director, President and Chief Executive Officer.  Dr. Vick was appointed to our Board of Directors in July, 2010.  Dr. Vick also began serving as President and Chief Executive Officer for the Company in July 2010.  Dr. Vick is committed to the mission of the Company, and his background in technology development as well as gasification facility operations positions him well to help steer the direction of this development stage company.  In addition, he is Chief Technology Officer for Global Energy, a position he has held since March 2006, and has served as the President of Carbon Management Technologies since February 2008. Dr. Vick has served in various capacities with Global Energy and its affiliated companies since August 1995, including General Manager at the Wabash River Gasification Facility, now known as SG Solutions LLC, from September 2003 to February 2006 when it was under Global Energy’s management, and Senior Vice President of Global Environmental, Ltd. from 1995 to 2003.   Before joining Global Energy, Dr. Vick served as the President of Trans-End Technology, a PCB disposal company, from June 1994 until April 1995. From 1977 until June 1994, Dr. Vick worked for Union Carbide Corporation’s chemical and polymers companies and UNISON Transformer Services, Inc., a Union Carbide Corporation subsidiary, in various positions of increasing responsibility, including Director of Research and Technology. Dr. Vick earned a PhD in inorganic chemistry from Massachusetts Institute of Technology.

V. Daniel Magarian—Director.  Mr. Magarian was appointed to our Board of Directors in July 2010.  In 2001, Mr. Magarian led the acquisition of EMI, and since 2001 has served as President and CEO of EMI Network, Inc., a marketing services company for which he has led the turnaround and growth.  Mr. Magarian has over 30 years leadership experience in developing, forming, merging and growing companies in both marketing/printing and transportation sectors.  Mr. Magarian brings his expertise in marketing to the Company as it seeks to position itself prominently in the clean energy economy. Prior to acquiring EMI, he took on a consulting role specializing in workout turnarounds, mergers and acquisitions, assisting companies with re-capitalization and strategic value enhancement.  He has served in management positions at Balmar Printing & Graphics, Professional Transportation Group and PTG Logistics where he was President and Partner, and was Managing Partner for Burke Strategic Partners, PLL prior to the acquisition of EMI Network.

Dwight N. Lockwood—Group Vice President.   Mr. Lockwood began serving as Group Vice President for the Company in July 2010.  He has served in a similar capacity with GEI since June 2006. Since joining Global Energy in 1997, Mr. Lockwood has held the positions of Manager, Regulatory Affairs, Vice President, Regulatory Affairs and Senior Vice President, before becoming Group Vice President. In 2006, Mr. Lockwood was named President of Gasification Engineering Corporation (“GEC”), a Global Energy subsidiary, to lead the technical and project implementation of Global Energy projects.  From June 1995 to June 1998, Mr. Lockwood operated a private environmental and project management consultancy. From 1981 to 1995, Mr. Lockwood held a number of positions with Standard Oil of Ohio (British Petroleum), including project management positions in the development of the Prudhoe Bay, Alaska oil fields and in environmental management at a major oil refinery as well as its corporate oil business unit. While at BP Oil Company, a division of BP America Inc., Mr. Lockwood conducted internal corporate environmental consulting and auditing from 1991 to 1994.  Prior to joining Standard Oil of Ohio (British Petroleum) in 1981, Mr. Lockwood held positions in the pipeline and refining divisions of UNOCAL Corporation in California. Mr. Lockwood is a licensed professional engineer in California, Ohio and Alaska, and holds a Qualified Environmental Professional (“QEP”) certification. Mr. Lockwood served as a pilot in the United States Navy from 1969 to 1973 and earned an MSME from Oregon State University.

Lynne R. Graves— Secretary.  Mrs. Graves has served as Secretary of the Company since its formation.  Mrs. Graves is the spouse of Chairman and Chief Financial Officer Harry H. Graves.  She also serves as Secretary of GEI, a position she has held since 1994. Prior to that time, Mrs. Graves held various underwriting positions in the insurance and reinsurance industries, including at CIGNA Corporation from 1978 to 1979, Insurance Corporation of North America from 1979 to 1980, and E.W. Blanch Co. from 1980 to 1983. From 1983 to 1986 she served as Employee Benefits Consultant for Johnson & Higgins (now Marsh & McLennan Companies) and for Rollins Hudig Hall (now Aon Corporation) from 1990 to 1992.  She has additionally served on the boards of several non-profit community organizations.  Mrs. Graves earned a B.A. in French from Middlebury College.

No director or executive officer has, within the last ten (10) years (i) filed any federal bankruptcy petition or any like petition under state insolvency laws; (ii) been convicted in or been the subject of any pending criminal proceedings; (iii) been the subject of any order, judgment, or decree involving the violation of any state or federal securities laws; or (iv) been temporarily or permanently barred from engaging in any type of business practice, or those practices specifically listed in and requiring disclosure under 17 CFR Section 229.401(f).

There are no agreements or other understandings between any executive officer and any other person(s) regarding such officer’s selection as an officer.

Board of Directors

Our Board of Directors currently consists of three directors (Mr. Magarian, Mr. Graves, and Dr. Vick), with Mr. Graves serving as its chairman. The Board of Directors has approved an increase in board size to seven members, which we expect to achieve over the next twelve months.   We are not presently required to have independent directors.  If we become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Board Meetings and Committees; Annual Meeting Attendance

We held our 2010 annual meeting on July 21, 2010 as a shareholder action taken by written consent in lieu of an annual meeting due to the presence of a majority of shareholders in our board of directors and its control.  In 2010, fourteen actions by unanimous written consent were taken by the board of directors.  No board committees met solely in that capacity.

The Company does not have a policy with regard to board members’ attendance at annual meetings of security holders.

Board Committees

Our Board of Directors has approved the creation of an audit committee, a compensation committee, and a nominating and governance committee, which at this time are each composed of the entire Board of Directors. Each of these committees has a charter approved and adopted by our Board of Directors and the committee.  While our Board of Directors currently consists of three directors, it has determined that, upon its expansion to seven, all of the individuals who will serve on these standing committees will be independent to the extent required by, or as defined under, the rules approved by the SEC for the NASDAQ Global Market and, in the case of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended.  Until such time as the Board is expanded, the entire Board is fulfilling the functions of such committees.

Audit committee

We expect that at least one of the independent directors will serve as chair of the audit committee. Our Board of Directors has determined that upon the expansion of the Board of Directors, the chair of the audit committee will qualify as an “audit committee financial expert” within the meaning of the regulations of the SEC and the NASDAQ rules. Currently, our board is functioning as the audit committee.  The primary responsibilities of our audit committee include:

•	Appointing, approving the compensation of, and assessing the qualifications and independence of our independent registered public accounting firm, which currently is Killman, Murrell & Company, P.C.
•	Overseeing the work of our independent registered public accounting firm, including the receipt and assessment of reports from that firm.
•	Reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures.
•	Preparing the audit committee report required by SEC rules to be included in our annual proxy statements.
•	Monitoring our internal control over financial reporting and our disclosure controls and procedures.
•	Reviewing our risk management status.
•	Establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns.
•	Meeting independently with our independent registered public accounting firm and management.
•	Monitoring compliance by our senior financial officers with our code of conduct and ethics.

All audit and non-audit services to be provided by our independent registered public accounting firm must be approved in advance by the audit committee.

Compensation committee

Currently, the Board of Directors acts as the Compensation Committee. The independent director serves as the chair of the compensation committee. Upon expansion of the Board of Directors, none of the persons who will be members of our compensation committee will have ever been employed by us. The primary responsibilities of the compensation committee include:

•	Annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer.
•	Determining the compensation of our chief executive officer.
•	Reviewing and approving, or making recommendations to our Board of Directors with respect to, the compensation of our other executive officers.
•	Overseeing an evaluation of our executive officers.
•	Overseeing and administering our cash and equity incentive plans.

Nominating and governance committee

Our Board of Directors, consisting of Mssrs. Magarian, Vick, and Graves, is functioning as our nominating and governance committee.  The primary responsibilities of the nominating and governance committee include:

•	Identifying individuals qualified to become members of our Board of Directors.
•	Recommending to our Board of Directors the persons to be nominated for election as directors and to each of our board’s committees.
•	Reviewing and making recommendations to our Board of Directors with respect to management succession planning.
•	Developing, updating and recommending to our Board of Directors corporate governance principles and policies.
•	Overseeing the evaluation of our Board of Directors.
•	Reviewing and making recommendations to our Board of Directors with respect to director compensation.

Code of Conduct and Ethics

Our Board of Directors has adopted a code of conduct and ethics.  The code of conduct and ethics establishes the standards of ethical conduct applicable to all directors, officers, and employees of our Company. The code addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures and internal control over financial reporting, corporate opportunities, and confidentiality requirements. The audit committee of our Board of Directors is responsible for applying and interpreting our code of conduct and ethics in situations where questions are presented to it.  Our Code of Conduct and Ethics policy is available on our website:  www.usasfc.com."

Corporate Governance

We believe that good corporate governance is important to ensure that, as a public company, we will be managed for the long-term benefit of our shareholders. Our Board of Directors has taken steps to implement basic corporate governance provisions and rules. In particular, we have adopted charters for the audit committee, compensation committee and nominating and governance committee, as well as a code of conduct and ethics applicable to all of our directors, officers, and employees.

Election of Directors and Vacancies

The Company’s Bylaws provide that the size of the Board of Directors,  which currently consists of three (3) directors, may be changed from time to time by resolution of the Board of Directors, and that new directors shall be elected to office by the shareholders at the annual meeting. There are no agreements with respect to the election of directors.  Our Bylaws further provide that vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the remaining directors even if such majority is less than a quorum, or by the plurality of votes cast at a meeting of shareholders.  Directors elected to fill vacancies hold office until the expiration of the term of the director they replaced.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were not complied with during 2010.

Item 11. Executive Compensation.

Overview

As of the date hereof, the Company has not established formal compensation objectives, policies and practices with respect to our principal executive officer, principal financial officer, and our other executive officers, collectively referred to as our named executive officers, as determined in accordance with applicable SEC rules.

The complex nature of our business and the industry in which we operate requires that we attract and retain the best executive, professional and technical expertise we can, including individuals with the know-how and experience to enable us to succeed.

In light of these and other factors, we understand that we need to offer compensation packages that may be above the median for the industry segment in which we operate.

We expect decisions regarding the compensation to be paid to our named executive officers to be made by our compensation committee and in accordance with its written charter.  Each of our named executive officers is currently serving the Company pursuant to informal engagement arrangements. The annual salary of our principal executive officer is $277,000, which was based on a review of the compensation offered to other executive officer candidates, as well as with his input.  Our principal financial officer’s annual salary is $200,000, based on similar circumstances.   It is expected that, during 2011, these arrangements will be developed into more comprehensive and formal compensation plans consistent with the objectives outlined herein, the compensation committee’s charter, and the interests of the Company and its shareholders.

Planned objectives

With the above factors in mind, we expect that our executive compensation programs for our named executive officers will be designed to achieve the following objectives:

•
To provide executives with overall levels of compensation that we believe are competitive with the high growth sector of the energy industry, as well as with the broader spectrum of companies from which we draw our top executives.

•	To attract the highest caliber of talent.
•	To provide executive pay packages with appropriate short and long-term incentives, including annual bonus and equity compensation tied to individual and company performance.
•	To reward performance that creates shareholder value for our company.

Components of future executive compensation programs

We expect that our executive officer compensation plans will include some combination of the following elements of compensation that are generally recognized as important in attracting and retaining qualified individuals:

•	Base salaries.
•	Annual cash incentives.
•	Long-term incentives.
•	Employee benefits programs.
•	Stock Incentive Plan.

While we have not adopted any formal policies regarding executive compensation, including policies or guidelines for allocating compensation among salary, annual cash incentives, long-term incentives and other benefits, we expect to do so within the next 12 months.

The following table provides information with respect to compensation for our named executive officers.

				Executive Officer Compensation
Name and					Stock		All other
Principal Position	Year	Salary		Bonus	Awards		Compensation	TOTAL

Steven C. Vick	2010	115,415	(1)	0	0		0	115,415
President and CEO	2009	N/A		N/A	N/A		N/A	N/A

Harry H. Graves	2010	83,335	(2)	0	0		0	83,335
Chief Financial Officer	2009	N/A		N/A	N/A	(2)	N/A	N/A

Dwight N. Lockwood	2010	119,585	(4)	0	0		0	119,585
Group Vice President	2009	N/A		N/A	N/A	(3)	N/A	N/A

(1)  Dr. Vick has served as President and CEO since July 21, 2010.  Between April 1 and July 21, 2010, he provided consulting services to the Company through GEI.  Dr. Vick also served on our Board of Directors, but did not earn any related compensation.

(2) Mr. Graves became our CFO on July 21, 2010. Mr. Graves also served as Chairman of the Board., but did not earn any related compensation.
(4) Mr. Lockwood has served as Group Vice President of the Company since July 21, 2010. Between April 1 and July 21, 2010, he provided consulting services to the Company through GEI.

The following table provides information with respect to compensation for our directors officers.  There are no standard compensation arrangements for our board members. The board intends to implement a compensation plan during the next twelve months.

		Director Compensation

		Fees
		earned				Nonqualified
		or			Non-equity	deferred
	Year	paid in	Stock	Option	incentive plan	compensation	All other
		cash	Awards	Awards	compensation	earnings	compensation	Total
Name		$	$	$	$	$	$	$

Harry H. Graves	2010	0	0	0	0	0	0	0

Steven C. Vick	2010	0	0	0	0	0	0	0

V. Daniel Magarian	2010	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this filing, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of our common stock, except to the extent authority is shared by spouses under community property laws. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of the Company, 312 Walnut Street, Suite 1600, Cincinnati, Ohio 45202.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage
	As of the date of this filing
5% Shareholders:
Fifth Third Bank Agent for Lynne R. Graves
Trustee,
U/A Trust 3 dated December 1, 2005 (1)	9,000,000	12.00%

Executive Officers and Directors:
Harry H. Graves (2)	33,555,430	44.73%
Steven C. Vick	480,000	*
V. Daniel Magarian	2,255,344	3.01%
Dwight N. Lockwood	441,420	*
Lynne R. Graves(3)	33,555,430	44.73%

All executive officers and directors as a group:
(5 persons)	36,732,194	48.97%

Total Shares Outstanding as of the date of this filing	75,016,250	100.00%

*	Less than 1%
(1)   Fifth Third Bank, 38 Fountain Square Plaza, Floor 17, Cincinnati, Oh 45202.  Mrs. Graves resigned as trustee for Trust 3 effective April 1, 2011 and no longer holds voting power with respect to the shares held by Fifth Third Bank Agent The name on the share certificate is in the process of being changed at the time of this filing.
(2)   Includes 4,119,570 shares beneficially owned by Mr. Graves’ spouse and 1,200,000 shares beneficially owned by The Belcaro Group, a shareholder of the Company, which owns 3,000,000 shares of common stock.  Mr. Graves is a partner in The Belcaro Group, holding a 40% share, and has beneficial ownership of his pecuniary interest in such shares.
(3)   Includes 29,435,860 shares beneficially owned by Mrs. Graves’ spouse.

Equity Compensation Plan Information

As of December 31, 2010, the Company had no equity compensation plans under which our equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions.

The following is a description of transactions, since January 1, 2010, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and to which any related person had or will have a direct or indirect material interest:

In June 2010, the Company entered into an agreement and acquired from Global Energy, Inc., a related party, all of the outstanding stock of Lima Energy Company.  In exchange for Lima Energy stock, the Company has agreed to pay Global Energy $6,439,429.00 which represents the book value of construction-in-progress to date, and Global Energy has retained a 50% equity interest in Gas 1, the first phase of the Lima Energy Project.  The construction in progress is located on land owned by the City of Lima and will only become available for use by the Company when funding for the project is obtained and certain other conditions are met; therefore the entire investment in the asset is considered impaired by the Company’s management. The Company has recognized an impairment charge of $6,439,429.  Payment of this consideration was made with a senior secured note to Global Energy with 7% per annum accrued interest, which is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or September 30, 2011. On March 15, 2011, the parties executed an amendment to the note, extending the payment date to September 30, 2011. Lima Energy Company is the project company for the Lima Energy Project, an ultra clean Btu conversion project under development and initial construction in Lima, Ohio.  This Project is designed to convert solid hydrocarbons (petcoke, for example) in a closed system into low cost, clean energy products, such as synthetic natural gas (“SNG”), electricity, and hydrogen, if demand for this product develops in the future.  The Project consists of 3 phases which are GAS 1, GAS 2, and CCGT (described elsewhere in this annual report on Form 10-K).  In addition, the Project will capture 100% of the CO2 produced during the SNG manufacture, which the Company has a contract to sell to Cambridge Resources LLC, a wholly owned subsidiary of Carbon Management Technologies LLC which is a joint venture between GEI and HTC Purenergy for full utilization in enhanced oil recovery and carbon capture and storage.  In exchange for Lima Energy stock, the Company will pay Global Energy $6,439,429 which represents the book value of construction-in-progress to date (historical cost) and Global Energy has retained a 50% equity interest in the single unit, GAS 1.

In 2010, the Company used office space and administrative and professional services provided by a related party and shareholder of the company, Global Energy, Inc.  As of December 31, 2010, Global Energy advanced $226,103 to the Company, which consisted of $147,734 for those expenses as well as $78,369 for third-party expenses that were paid on behalf of the Company.

For the periods ended December 31, 2009 and December 31, 2010, a related party and shareholder of the Company, Global Energy, Inc., paid expenses on behalf of the Company of $3,608 and $145,000, respectively.  The amounts are reflected in the accompanying financial statements as additional paid-in-capital.

Policies and Procedures with Respect to Related Party Transactions

As of the date hereof, our Board of Directors has not adopted formal written policies or procedures regarding the review, approval or ratification of related party transactions. It is the Company’s intention to adopt such policies and procedures in the immediate future.  Such policies will include, among other things, descriptions of the types of transactions covered, the standards to be applied in reviewing such transactions, the process for review of such transactions, and the individuals on the Board of Directors or otherwise who are responsible for implementing the policies and procedures. It is our intention that our audit committee, which will be comprised entirely of independent directors, will be responsible for such matters on an ongoing basis, consistent with its written charter.  Notice of the Company’s adoption of these policies and procedures will be given to all appropriate Company personnel.

Share issuances for services

The following is a description of transactions, since January 1, 2010, in which the Company issued shares for services.

On March 29, 2011, the Company issued 6,250 shares of common stock to Glenn G. Wattley in consideration for consulting services in the amount of $43,750.

On March 18, 2011, the Company issued 3,500 shares of common stock to Kodiak Capital Group LLC  in consideration for the preparation of the Kodiak Capital Group LLLC investment agreement and registration rights agreement.

On March 18, 2011, the Company issued 5,000 shares of common stock to Cynthia Craft in consideration for legal services in connection for the preparation of the Kodiak Capital Group LLC investment agreement and registration rights agreement.

On March 18, 2011, the Company issued 1,500 shares of common stock to Feargal Gleeson in consideration for legal services in connection with the preparation of the Kodiak Capital Group LLC investment agreement and registration rights agreement.

Debt from related parties

As of December 31, 2010, Global Energy advanced $226,103 to the Company, which consisted of $147,734 for administrative expenses as well as $78,369 for third-party expenses that were paid on behalf of the Company.

Director Independence

Our Board of Directors has determined that the following directors are independent directors for purposes of compliance with the corporate governance rules of The NASDAQ Stock Market, LLC or the applicable NASDAQ rules: Mr. Magarian. We intend to comply with NASDAQ rules relating to the number of independent directors composing our board and we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present. We intend to comply with future governance requirements to the extent they become applicable to us.

Board Committees

Our Board of Directors has an audit committee, a compensation committee, and a nominating and governance committee. Each of these committees has a charter approved and adopted by our Board of Directors and the committee.  While our Board of Directors currently consists of three directors, it has determined that, upon its expansion to seven, all of the individuals who will serve on these standing committees will be independent to the extent required by, or as defined under, the rules approved by the SEC for the NASDAQ Global Market and, in the case of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Item 14.  Principal Accounting Fees and Services

The following table presents the fees billed and expected to be billed for professional audit services rendered by Killman, Murrell and Company, P.C. for fiscal years 2010 and 2009 and fees billed and expected to be billed for other services rendered by Killman, Murrell and Company, P.C. for fiscal years 2010 and 2009.

	2010	2009
Audit Fees	$54,718	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$54,718	$-

Audit Fees —This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

Audit-Related Fees —This category consists of services by our independent auditors that, including accounting consultations on transaction related matters, are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.  The Company did not incur any fees for the years ended December 31, 2010 and December 31, 2009

Tax Fees —This category consists of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.  The Company did not incur any fees for the years ended December 31, 2010 and December 31, 2009.

All Other Fees —During the years ended December 31, 2010 and 2009, Killman, Murrell & Company, P.C. did not bill any fees for other professional services.

The Board of Directors reviewed and approved all audit services provided by Killman, Murrell & Company, P.C. and concluded that these services were compatible with maintaining its independence.

Pre-Approval Policies and Procedures

In accordance with the SEC’s auditor independence rules, the Board of Directors has established the following policies and procedures by which it will approve in advance any audit or permissible non-audit services to be provided to us by our independent auditor.

Prior to the engagement of the independent auditors for any fiscal year’s audit, management will submit to the Board of Directors (or the Audit Committee once established) for approval, lists of recurring audit, audit-related, tax and other services expected to be provided by the independent auditors during that fiscal year. The Board of Directors will adopt pre-approval schedules describing the recurring services that it has pre-approved, and will be informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services listed in a pre-approval schedule will be budgeted, and the Board of Directors will require the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Board of Directors will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Board of Directors on a case-by-case basis.

Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The Board of Directors will not grant approval for:
·	Any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to us.
·	Provision by the independent auditors to us of strategic consulting services of the type typically provided by management consulting firms.
·
The retention of the independent auditors in connection with a transaction initially recommended by the independent auditors, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of our financial statements.

Tax services proposed to be provided by the auditor to any director, officer or employee of USASF who is in an accounting role or financial reporting oversight role must be approved by the Board of Directors on a case-by-case basis where such services are to be paid for by us, and the Board of Directors will be informed of any services to be provided to such individuals that are not to be paid for by us.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Board of Directors will consider all relevant facts and circumstances, including the following four basic guidelines:
·	Whether the service creates a mutual or conflicting interest between the auditor and us.
·	Whether the service places the auditor in the position of auditing his or her own work.
·	Whether the service results in the auditor acting as management or an employee of our company.
·	Whether the service places the auditor in a position of being an advocate for our company.

PART IV

Item 15. Exhibits and  Financial Statement Schedules

(a)	Documents filed with this report.

1.	Financial Statements:
See Index to Financial Statements on page F-1

2.	Financial Statement Schedules:
Financial statement schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:
The exhibits to this report are listed on the Exhibit Index below.

EXHIBIT INDEX

No.	Description

2.1*	Exchange Agreement, dated December 4, 2009 By and among BigStar Entertainment, Inc., USA Synthetic Fuel Corporation, Shareholder of USASF, and Pegasus Funds LLC

2.2**
Letter dated July 21, 2010 clarifying expiration of obligation to issue additional shares pursuant to the terms of the Exchange Agreement, dated December 4, 2009 by and among BigStar Entertainment, Inc., USA Synthetic Fuel Corporation, Shareholder of USASF, and Pegasus Funds LLC.

3.1*	USA Synthetic Fuel Corporation - Restated Certificate of Incorporation

3.2*	Bylaws of USA Synthetic Fuel Corporation

4.1*	Specimen certificate for shares of common stock

10.1**	License Agreement between GEC and Lima Energy

10.2*	Revision to License Agreement between GEC, Lima Energy, and ConocoPhillips, July 30, 2003

10.3*	EPC Agreement Lima Energy Co and Gasification Engineering Corp -

10.4*	Reserved by Company

10.5*	Amended and Restated SNG Purchase and Sale Agreement- August 13, 2007

10.5a*	First Amendment, effective as of January 1, 2008, P&G Restated SNG Agreement

10.5b*	Second Amendment, effective as of June 1, 2008, P&G Restated SNG Agreement

10.5c*	Third Amendment, effective as of July 2008, P&G Restated SNG Agreement

10.5d*	Fourth Amendment, effective as of October 30, 2008, P&G Restated SNG Agreement

10.5e*	Fifth Amendment, effective as of January 1, 2009, P&G Restated SNG Agreement

10.5f*	Sixth Amendment, effective as of April 1, 2009, P&G Restated SNG Agreement

10.5g*	Seventh Amendment, effective as of July 1, 2009, P&G Restated SNG Agreement

10.5h*	Eighth Amendment, effective as of October 1, 2009, P&G Restated SNG Agreement

10.5i*	Ninth Amendment, effective as of April 1, 2010, P&G Restated SNG Agreement

10.5j*	Letter Amendment Definition of Facility, effective October 28, 2008, P&G Restated SNG Agreement

10.5k**	Tenth Amendment, effective as of October XX, 2010, P&G Restated SNG Agreement

10.6*	Form of Indemnification Agreement entered into by and between USA Synthetic Fuel Corporation and each of its directors, executive officers, and key consultants

10.7**	Carbon Dioxide Sales Agreement, dated March 17, 2008, by and between Lima Energy Company and Cambridge Resources, LLC.

10.8*	Stock Purchase Agreement Among USA Synthetic Fuel Corporation, Global Energy, Inc., and Lima Energy Company, June 11, 2010

10.9*	Senior Secured Note by USA Synthetic Fuel Corporation to the order of Global Energy, Inc., June 11, 2010

10.10*	Energy Contract: Barrel of Oil Equivalent (BOE) Purchase & Sale Agreement between Cleantech Energy Company and Interfuel E&P Ltd., June 18, 2010

10.11**	Strategic Alliance Agreement, dated December 21, 2006, between Global Energy, Inc. and Oxbow Carbon & Minerals LLC

10.12**	Draft – Real Estate Acquisition and Development Agreement by and between The City of Lima, Ohio and Lima Energy Company, Dated as of July 1, 2010 – Draft version subject to change

10.13+	First Amendment to Senior Secured Note by USA Synthetic Fuel Corporation to the order of Global Energy, Inc., dated March 15, 2011

10.14+	Investment Agreement between Kodiak Capital Group, LLC and USA Synthetic Fuel Corporation, dated April 6, 2011

10.15+	Registration Rights Agreement between Kodiak Capital Group, LLC and USA Synthetic Fuel Corporation, dated April 6, 2011

21.1*	Subsidiaries of USA Synthetic Fuel Corporation

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14 or Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1+	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 filed on July 29, 2010

**	Incorporated by reference from Registrant’s Registration Statement on Amendment No. 1 to Form 10 filed on October 21, 2010

***	Incorporated by reference from Registrant’s Quarterly Report on Amendment No. 1 to Form 10-Q filed on January 7, 2011

+	Filed Herewith

GLOSSARY

Except as otherwise indicated or required by the context, references which may be contained within this annual report on Form 10-K to the following terms have the meanings set forth below.

“2010 Annual Energy Outlook” means the Annual Energy Outlook published in 2010 by the United States Energy Information Administration;

“BGST” means BigStar Entertainment Inc.;

“BOE” means barrels of oil equivalent;

“Btu” means British thermal unit;

“CO” means carbon monoxide;

“CO2” means carbon dioxide;

“CMT” means Carbon Management Technologies, LLC, a joint venture between Global Energy, Inc. and HTC Purenergy of Canada;

“DGCL” means the Delaware General Corporation Law, as amended;

“DOE” means the United States Department of Energy;

“EOR” means enhanced oil recovery, a process in which CO2 is injected into oil field reservoirs to stimulate additional oil production;

“EPC” means engineering, procurement and construction;

“Fischer Tropsch liquids” means synthetic, ultra clean, liquid hydrocarbon transportation fuels, such as diesel, gasoline, and jet, produced by the Fischer Tropsch process;

“GAAP” means Generally Accepted Accounting Principles in the United States;

“GEC” means Gasification Engineering Corporation, an affiliate of Global Energy, Inc.;

“GEI” means Global Energy, Inc.;

“greenhouse gases” means gaseous compounds including carbon dioxide, in the atmosphere which are thought to be responsible for causing global warming and climate change;

“H2” means hydrogen gas, also known as diatomic hydrogen gas;

“IGCC” means Integrated Gasification Combined Cycle;

“Lima Energy” means Lima Energy Company, which is a wholly owned subsidiary of USASF and our operating company for the Lima Energy Project;

“LNG” means liquid natural gas;

 “MMBtu” means 1,000,000 British thermal units;

“MW” means megawatt or 1,000,000 watts;

“MWth” means megawatt thermal or 1,000,000 watts thermal;

“MWh” means megawatt hours or a unit of energy equivalent to one million watts extended over a period of one hour of time;

“NASDAQ” means The National Association of Securities Dealers Automated Quotations;

“NOx” is a shorthand reference for any of the oxides of nitrogen, including nitrogen monoxide and nitrogen dioxide, both pollutants;

“OEPA” means the Ohio Environmental Protection Agency;

“petcoke” means petroleum coke, a solid hydrocarbon material and a carbonaceous solid derived from oil refinery coker units or other cracking processes;

“SCF” means standard cubic feet;

“SEC” means the Securities and Exchange Commission;

“sequestration” means a technique for the permanent storage of CO2 or other active compounds so they will not be released to the atmosphere;

“SG”  also means “synthetic gas”, which is the gas resulting from the partial oxidization of solid hydrocarbons such as renewables, petroleum coke and coal with oxygen and steam, and is composed primarily of hydrogen and carbon monoxide;

“SOx” is a shorthand reference for any of the oxides of sulfur including sulfur monoxide, sulfur dioxide or sulfur trioxide;

“synthetic gas” means the gas resulting from the partial oxidization of solid hydrocarbons such as renewables, petroleum coke and coal with oxygen and steam, composed primarily of hydrogen and carbon monoxide;

“tcf” means one trillion cubic feet (1,000,000,000,000 cubic feet);

“USASF” means USA Synthetic Fuel Corporation;

“USEPA” means United States Environmental Protection Agency;

“USFC” is the current trading symbol for USA Synthetic Fuel Corporation on the Pink OTC Market service;

“vitrified frit” means the material formed when the components of coal or petcoke (which are not gasified) melt and are solidified into a glassy silica-like material.

REFERENCES CITED

References cited, and which may be found, within this Annual Report on Form 10-K for the year ended December 31, 2011 are taken from the following:

1.	“About Gasification,” Clean-Energy. US <http://www.clean-energy.us/facts/gasification.htm.>
2.	“What is Gasification – Overview,” Gasification Technologies Council, 2010 <http://www.gasification.org/page_2.asp?a=1>
3.
“Gasification World Database 2007:  Current Industry Status,” U.S. Department of Energy, Office of Fossil Energy, and National Energy Technology Laboratory, October 2007, pages 4, 5, 7, 8, 18  <http://www.netl.doe.gov/technologies/coalpower/gasification/database/Gasification2007_web.pdf>

4.
“World Survey Results:  Gasification 2004, U.S. Department of Energy, Office of Fossil  Energy, and National Energy Technology Laboratory,  Current Industry Perspective: Gasification – 2004,”  September 2005, page 13   <http://www.netl.doe.gov/publications/brochures/pdfs/Gasification_Brochure.pdf>

5.
“Annual Energy Outlook 2010: With Projections to 2035,” United States Energy Information Administration, Office of Integrated Analysis and Forecasting, Washington, DC, DOE/DIE-0383(2010), April 2010, see page 80 <http://www.eia.doe.gov/oiaf/aeo/pdf/0383(2010).pdf>

6.
“Annual Energy Outlook 2010: With Projections to 2035,” United States Energy Information Administration, Office of Integrated Analysis and Forecasting, Washington, DC, DOE/DIE-0383(2010), April 2010, see page 80, <http://www.eia.doe.gov/oiaf/aeo/pdf/0383(2010).pdf>

7.	CME Group, Energy Products, Henry Hub Natural Gas Futures, Data Obtained as of Trade Date: June 10, 2010 <http://www.cmegroup.com/trading/energy/natural-gas/natural-gas.html.>
8.
“International Energy Outlook:  2009,”   Energy Information Administration, Office of Integrated Analysis and Forecasting, U.S. Department of Energy, Washington, DC, DOE/EIA-0484(2009), page 59 <http://www.eia.doe.gov/oiaf/ieo/pdf/0484(2009).pdf>

9.
“Coal Production in the United States – An Historical Overview,” Energy Information Administration, Washington, DC, October 2006, pages 2 – 3 and references therein <http://www.eia.doe.gov/cneaf/coal/page/coal_production_review.pdf>

10.
“Clean Coal Today,” Office of Fossil Energy, U.S. Department of Energy, Washington, DC, DOE/FE-0215P-39, Issue No. 39, Spring 2000,  see pages 4 – 5  <http://www.netl.doe.gov/technologies/coalpower/cctc/newsletter/documents/00_spr.pdf >

11.
“Average Sales Price of Coal by State and Mine Type,” U.S. Energy Information Administration, Independent Statistics and Analysis, Washington, DC, DOE/EIA 0584 (2009), October 1, 2010 <http://www.eia.doe.gov/coal/page/acr/table28.html}>

12.
“Petroleum Coke Market Prices, News and Analysis,” Energy Argus Petroleum Coke, Argus Media Group, December 10, 2008 <http://web04.us.argusmedia.com/ArgusStaticContent/snips/sectors/pdfs/argus_petcoke.pdf>

13.	Peltier, R. and Wicker, K., “PRB Coal Makes the Grade,” Coal Users Group, October 2003 <http://www.prbcoals.com/pdf/PRBCoalInformation/Power-Oct03-PRBCoal.pdf>
14.	“Opportunity Fuels: Petroleum Coke,” U.S. DOE, Mid-Atlantic Clean Energy Application Center, University Park, PA <http://www.maceac.psu.edu/oppfuels/oppfuels.htm#pet_coke>
15.	CME Group, Energy Products, Henry Hub Natural Gas Futures, Data Obtained as of Trade Date: November 22, 2010 <http://www.cmegroup.com/trading/energy/natural-gas/natural-gas.html>
16.	“Gasoline and Diesel Fuel Update,” U.S. Energy Information Administration, Independent Statistics and Analysis, U.S. Average as of November 15, 2010 <http://www.eia.doe.gov/oog/info/gdu/gasdiesel.asp>
17.	“Energy Content,” National Biodiesel Board and references therein <http://www.biodiesel.org/pdf_files/fuelfactsheets/BTU_Content_Final_Oct2005.pdf>
18.
“Clean Coal Technology:  The Wabash River Coal Gasification Repowering Project, An Update” by the U.S. Department of Energy, Topical Report Number 20, September 2000, page 19 <http://www.netl.doe.gov/technologies/coalpower/cctc/topicalreports/pdfs/topical20.pdf>

19.
“Research and Current Activities:  Reducing Emissions from Energy Supply,” US Climate Change Technology Program, U.S. Department of Energy (Lead-Agency) et al., DOE\PI-0001, November 2003, page 9 <http://www.climatetechnology.gov/library/2003/currentactivities/car24nov03.pdf>

20.
“Clean Coal Today”, Office of Fossil Energy, U.S. Department of Energy, Washington, DC, DOE/FE-0215P-39, Issue No. 39, Spring 2000,  page 1  <http://www.netl.doe.gov/technologies/coalpower/cctc/newsletter/documents/00_spr.pdf >

21.
“The Weyburn Oil Field – Enhanced Oil Recovery,” Global Climate Change and Energy:  Case Study, Schlumberger Excellence in Educational Development, 2010 <http://www.seed.slb.com/subcontent.aspx?id=4182>

22.
“Annual Energy Outlook 2010 With Projections to 2035,” United States Energy Information Administration, DOE/DIE-0383(2010), AEO2010.d111809a Reference Case, released December 2009  <http://www.eia.doe.gov/oiaf/aeo/excel/aeotab_13.xls>

23.	“Annual Energy Outlook 2010 With Projections to 2035,” United States Energy Information Administration, DOE/DIE-0383(2010), April 2010, page 72 <http://www.eia.doe.gov/oiaf/aeo/pdf/0383(2010).pdf>
24.
“Shale-Gas Boom May Stall as Prices Slump Erodes Cash (Update 1),” Bloomberg Businessweek, April 23, 2010 <http://www.businessweek.com/news/2010-04-23/shale-gas-boom-may-stall-after-below-cost-prices-erode-cash.html>

25.
“International Energy Outlook 2010 – Highlights,” U.S. Energy Information Administration, Independent Statistics and Analysis,  Report No.:  DOE/EIA-0484(2010), May 25, 2010  <http://www.eia.doe.gov/oiaf/ieo/highlights.html>

26.	“No Hot Air: Clear Thinking on Business Energy: Qatari LNG,” May 24, 2010 <http://nohotair.typepad.co.uk/no_hot_air/2010/05/qatari-lng.html>
27.	“Qatar diverting 10% of LNG to China form[sic] US,” Kuwait Times, October 28, 2009 <http://www.kuwaittimes.net/read_news.php?newsid=MTE1NzQwNzMxNg>
28.
Fesharaki, Dr. F., and Fesharaki, S., “Globalization of LNG Markets:  East versus West Prices and Flows,” FACTS Global  Energy, Presented to the 2nd IAEE Asian Conference, Perth, Australia, November 5 – 7, 2008 <http://www.business.curtin.edu.au/files/F_Fesharaki12.ppt>

29.	Wood, T.R., “California Adopts Dramatic New Greenhouse Gas Statutes,” Stoel Rives LLP Attorneys at Law, September 15, 2006 <http://www.stoel.com/showarticle.aspx?show=2066>
30.
“Sasol produces 1.5 billion barrels of synthetic fuel from coal in fifty years,” Sasol News Centre, August 24, 2005  <http://www.sasol.com/sasol_internet/frontend/navigation.jsp?articleId=12300007&navid=4&rootid=4>

31.
“World Survey Results:  Gasification 2004, Industry Perspective: Gasification,” U.S. Department of Energy, et al., Current  page 13  <http://www.netl.doe.gov/publications/brochures/pdfs/Gasification_Brochure.pdf>

32.	Gasification Technologies Council Database, <http://gasification.org/database1/search.aspx>
33.	Zeus Virtual Energy Library Database, <http://www.zeuslibrary.net/Gasification/Index.aspx>
34.
“The Tampa Electric Integrated Gasification Combined-Cycle Project, An Update,”  Topical report No. 19, Clean Coal Technology, U.S. Department of Energy, July 2000 <http://www.netl.doe.gov/technologies/coalpower/cctc/topicalreports/pdfs/topical19.pdf>

35.
“Climate Change – Greenhouse Gas Emissions: Overview of Geologic Sequestration,” U.S. Environmental Protection Agency, Updated August 19, 2010 <http://www.epa.gov/climatechange/emissions/co2_gs_tech.html>

36.	“Annual Energy Outlook 2010 With Projections to 2035,” United States Energy Information Administration, DOE/DIE-0383(2010), April 2010, page 80 <http://www.eia.doe.gov/oiaf/aeo/pdf/0383(2010).pdf>
37.
“Coal Explained:  Coal Prices and Outlook, Energy Explained, Your Guide to Understanding Energy,” U.S.  Energy Information Administration, Independent Statistics and Analysis,  August 23, 2010 <http://www.eia.doe.gov/energyexplained/index.cfm?page=coal_prices>

38.	“Annual Energy Outlook 2010 With Projections to 2035,” United States Energy Information Administration, DOE/DIE-0383(2010), April 2010, page 66 <http://www.eia.doe.gov/oiaf/aeo/pdf/0383(2010).pdf>

39.
“Clean Coal Technology:  The Wabash River Coal Gasification Repowering Project, An Update” by the U.S. Department of Energy, Topical Report Number 20, September 2000, page 7 <http://www.netl.doe.gov/technologies/coalpower/cctc/topicalreports/pdfs/topical20.pdf>

40.	“International Energy Outlook: 2009,” Energy Information Administration, U.S. Department of Energy, DOE/EIA-0484(2009), page 59, see <http://www.eia.doe.gov/oiaf/ieo/pdf/0484(2009).pdf>
41.
“Statement of C. Lowell Miller, Director, Office of Sequestration, Hydrogen and Clean Coal Fuels, Office of Fossil Energy before the Committee on Energy and Natural Resources, U. S. Senate, April 24, 2006,” U.S. Department of Energy, Congressional Testimony, April 24, 2006  <http://fossil.energy.gov/news/testimony/2006/060424-C._Lowell_Miller_Testimony.html>

42.
“A comparison of Gasification and Incineration of Hazardous Wastes, Final Report,” Orr, D.  and Maxwell, D. for National Energy Technology Laboratory, March 30, 2000, page ES-1 <http://www.netl.doe.gov/publications/others/techrpts/igcc_wp.pdf>

43.
“Ohio Senate Bill 221: A Summary of Its Advanced Energy and Energy Efficiency Provisions,” Green Strategies Client Bulletin, Bricker & Eckler LLP, September 2008 <http://www.bricker.com/documents/Publications/1533.pdf>

44.	U.S. Energy Information Administration, Independent Statistics and Analysis, “State Energy Profiles, Wyoming,” January 20, 2011 <http://www.eia.gov/cfapps/state/state_energy_profiles.cfm?sid=WY>
45.
“Design of ‘Reference Plant’ Using IGCC Technology Moves Forward,” Power and Industrial Plant Design, Engineering News-Record, October 14, 2005 <http://enr.construction.com/news/powerIndus/archives/051014.asp>

46.	“What Is Design-Build?” Design-Build Institute of America, 2011 <http://www.dbia.org/about/designbuild/>
47.
Juliana, C.N., Ramirez, A.M., Larkin, B.J., “Construction Management/Design-Build,” Lorman Seminar, 2005 <http://www.hillintl.com/PDFs/Construction%20Management%20Design%20Build%20-11-24-04%20Ramirez,%20Alann.pdf>

48.
Thomas, D.A.J., Hooghouse, J.T., “Advanced Design-Build Strategies for Architects,” Sponsored by American Institute of Architects and Design-Build Institute of America, Design-Build Educational Program  <http://www.fldbia.org/Documents/AIA%20DB%20%20Dorwin%20Thomas%20presentation.pdf>

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA SYNTHETIC FUEL CORPORATION

Dated: April 19, 2011	By:	/s/ Dr. Steven C. Vick
	Name:	Dr. Steven C. Vick
	Title:	President and Chief Executive Officer

	By:	/s/ Harry H. Graves
	Name:	Harry H. Graves
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date stated.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

USUSA SYNTHETIC FUEL CORPORATION	Page
Report of Independent Registered Public Accounting Firm Killman, Murrell & Company, P.C.	F-2
Consolidated Balance Sheet as of December 31, 2009 and December 31, 2010	F-3
Consolidated Statement of Operations for the Period
November 30, 2009 (Inception) to December 31, 2009, for the year ended December 31, 2010 and for the period November 30, 2009 (Inception) to December 31, 2009
F-4
Consolidated Statement of Stockholders’ Equity for the Period November 30, 2009 (Inception) to December 31, 2009, for the year ended December 31, 2010	F-5
Consolidated Statement of Cash Flows for the Period November 30, 2009 (Inception) to December 31, 2009, for the year ended December 31, 2010 and for the period November 30, 2009 (Inception) to December 31, 2009
F-6
Notes to Consolidated Financial Statements	F-7

Killman, Murrell & Company P.C.
Certified Public Accountants
3300 N. A Street, Bldg. 4, Suite 200	1931 E. 37th Street, Suite 7	2626 Royal Circle
Midland, Texas 79705	Odessa, Texas 79762	Kingwood, Texas 77339
(432) 686-9381	(432) 363-0067	(281) 359-7224
Fax (432) 684-6722	Fax (432) 363-0376	Fax (281) 359-7112

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
USA Synthetic Fuel Corporation
(A Development Stage Company)
Cincinnati, Ohio  45202

We have audited the accompanying consolidated balance sheets of USA Synthetic Fuel Corporation (a Development Stage Company) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, total equity (deficit), and cash flows for the year ended December 31, 2010, for the period November 30, 2009 (inception) to December 31, 2009 and for the period November 30, 2009 (inception) to December 31, 2010. USA Synthetic Fuel Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Synthetic Fuel Corporation (a Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010, for the period November 30, 2009 (inception) to December 31, 2009 and for the period November 30, 2009 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit, a deficit accumulated during the development stage and has incurred significant losses since inception which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the consolidated financial statements. The 2010 and 2009 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas
April 19, 2011

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

Assets
	December 31, 2009	December 31, 2010

Current Assets
Cash	$100	$40

Property, Plant & Equipment
Lima Energy CIP	─	6,439,429
Impairment Reserve (footnote7)	─	(6,439,429)
Property, Plant & Equipment, Net		0
Other Assets
BOE Energy (footnote 7)	─	1
Total Other Assets		1

Total Assets	$100	$41

Liabilities
Current Liabilities
Accounts Payable	$ ─	$116,991
Advances from Related Party	─	226,103
Accrued Expenses	─	53,345
Accrued Interest, Related Party	─	252,990
Payroll Liabilities	─	732,114
Notes Payable, Related Party	─	6,439,429
Total Current Liabilities	─	7,820,972

Equity
USA Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 9,925,153 shares authorized, none issued or outstanding	─	─
Series A super voting preferred stock, $0.0001 par value, 2 shares authorized, none issued and outstanding	─	─
Series B preferred stock, $0.0001 par value, 74,845 shares authorized, none issued or outstanding	─	─
Common stock, $0.0001par value, 300,000,000 shares authorized 75,000,000 shares issued and outstanding	7,500	7,500
Additional paid-in-capital	(3,792)	311,257
Deficit accumulated during the development stage	(3,608)	(8,139,689)

Total USA Stockholders’ Equity (Deficit)	100	(7,820,932)
Non-controlling interest	─	1
Total Equity (Deficit)	100	(7,820,931)
Total Liabilities and Equity (Deficit)	$100	$41

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations

	From		Cumulative Total
	November 30,		November 30,
	2009 (Inception) to	Year Ended	2009 (Inception) to
	December 31, 2009	December 31, 2010	December 31, 2010

Operating Expenses
General and Administrative Expenses	$3,608	$(1,443,662)	$(1,447,270)
Impairment Expense	−	(6,439,429)	(6,439,429)
Net (loss) from Operation before Taxes	(3,608)	(7,883,091)	(7,886,699)

Interest Expense		(252,990)	(252,990)
Provision for Income Taxes	−	−	−
Net (loss)	$(3,608)	$(8,136,081)	$(8,139,689)

Net Loss Per Common Share – Basic and Diluted	$0.00	$(0.11)

Weighted Average Number of Common Shares Outstanding	75,000,000	75,000,000

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION

 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period November 30, 2009 (Inception) to December 31, 2009 and For the Year Ended December 31, 2010

	Series A Preferred Stock			Series B Preferred Stock			Common Stock		Additional Paid-in	Retained		Deficit Accumulated During Development
	Shares	Par Value		Shares	Par Value		Shares	Par Value	Capital	Deficit		Stage	Total

Balance November 30, 2009 prior to Restructure in anticipation of Subsidiary Acquisition on December 4, 2009	2	$	−	-	$	−	159,100	$16	$47,849,914		$(47,849,930)	$ −	$	−

Exchange Series A Super Voting Preferred Stock for Series B Preferred Stock	(2)		-	2,095		-	-	-	-		-	-		-

Shareholder Contribution	-		-	-		-	-	-	3,608		-	-		3,608
Acquisition of Subsidiary Recognized as Reverse Merger	-		-	72,750		7	-	-	(47,849,837)		47,849,930	-		100
Conversion of Preferred Stock	-		-	(74,845)		(7)	74,840,900	7,484	(7,477)
Net Loss												(3,608)		(3,608)
Balance December 31, 2009	−	$	−	−	$	−	75,000,000	$7,500	$(3,792)	$	−	$(3,608)		$100

Employee Stock Compensation			−			−	−	−	170,049		−	−		170,049
Shareholder Contribution	−		−	−		−	−	−	145,000			−		145,000
Net Loss												(8,136,081)		(8,136,081)

Balance December 31, 2010	−	$	−	−	$	−	75,000,000	$7,500	$311,257	$	−	$(8,139,689)		$(7,820,932)

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows

	From
	Inception on
	November 30,			Cumulative Total
	2009			November 30,
	To	Year Ended		2009 (Inception) to
	December 31, 2009	December 31, 2010		December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,608)		$(8,136,081)	$(8,139,689)
Adjustment to reconcile net loss to net cash used in operating activities:
Employee Stock Compensation	−		170,049	170,049
Expenses contributed by shareholder	3,608		145,000	148,608
Impairment Expense	−		6,439,429	6,439,429
Change in operating liabilities:
Accounts payable	−		116,991	116,991
Accrued Expenses	−		53,345	53,345
Payroll liabilities	−		732,114	732,114
Accrued Interest	−		252,990	252,990
Net Cash provided (used) in operating activities	−		(226,163)	(226,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	100		−	100
Advances from shareholder	−		226,103	226,103
Net cash provided by financing activities	100		226,103	226,203

Net increase (decrease) in cash	100		(60)	40

Cash at beginning of the period	−		100	−

Cash at end of period	$100		$40	$40

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$ −	$	−	$ −
Income taxes paid	$ −	$	−	$ −

NON CASH INVESTING AND FINANCING ACTIVIITES

Lima Property	$ −		$(6,439,429)	$(6,439,429)
Note Payable	−		6,439,429	6,439,429
Other Asset	−		(1)	(1)
Non-Controlling Interest	−		1	1
	$ −	$	−	$ −

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2010

Note 1 – Organization and Business Operations

USA Synthetic Fuel Corporation (“USASF” or the “Company”), together with its subsidiaries, is an environmentally focused alternative energy company pursuing clean energy solutions based on gasification and other proven Btu conversion technologies.  We intend to develop, finance, construct, own and operate gasification, synthetic natural gas, and Fischer Tropsch liquid production facilities, to convert lower value, solid hydrocarbons such as coal, petroleum coke and biomass into higher value, environmentally cleaner energy sources.  These solid hydrocarbons are one class of feedstock that may be used in gasification processes in order to produce synthetic gas.  Other classes of feedstock that may be used as feedstock to produce synthetic gas include petroleum liquids, petroleum byproducts, asphaltenes, natural gas and other similar gases.

The major activities in 2010 focused on obtaining assets that will be used in the future operations of the Company.  Specifically, the Company acquired Lima Energy Company, the project company for the Lima Energy Project, an Ultra Clean Btu Conversion project under development and initial construction in Lima, Ohio.  The Lima Energy Project is permitted for construction with 100,000 sq. ft. of engineered concrete already in place.  This Project is designed to convert solid hydrocarbons (petcoke, for example) in a closed system into low cost, clean energy products, such as synthetic natural gas (SNG), electricity, and hydrogen.  The Project consists of 3 phases which are: 1) GAS 1, designed to produce 14 billion cubic feet per year (BCF/yr) of SNG; GAS 2, designed to produce 33 BCF/yr of SNG; and 3) CCGT designed to have a capacity of 516 megawatts (MW).  In addition, the Project will capture 100% of the CO2 produced during the SNG manufacture, which the Company has a contract to sell to a third party for full utilization in enhanced oil recovery and carbon capture and storage.

Also in 2010, the Company acquired 1.02 Billion BOE in solid hydrocarbon energy.  This solid hydrocarbon BOE energy asset is located adjacent to the Company’s proposed Cleantech Energy Project, an Ultra Clean Btu Conversion project that is being designed to produce 30.6 million BOE/yr of pipeline quality SNG and capture and fully utilize the CO2 produced during the SNG manufacture. This solid hydrocarbon asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin (PRB) coal.

Both acquisitions were funded through a combination of debt and equity, as more fully disclosed in Note 7.  Additionally, G&A expenses in 2010 were financed mostly through an increase in liabilities.  The Company expects to satisfy these liabilities in 2011 with the capital it raises as more fully described in Note 9.

Development Stage Enterprise

The Company is a development stage company and will continue to be considered as such until it has its own significant operations and revenues.  The Company does not currently have any revenue and expects to continue to incur substantial additional operating losses from costs related to continuation of project development and administrative activities. The date of inception of the Company is November 30, 2009.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2010

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cleantech Corporation, Lima Energy Company, and Cleantech Energy Company, and have been prepared in accordance with generally accepted accounting principles in the United States.  All intercompany transactions and account balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions and conditions.

NOTE 2 - SUMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

Fair Value of Financial Instruments

Management estimates that the carrying value of financial instruments reported in the financial statements approximates their fair values.

Federal Income Tax

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss per Share

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2010

Recently Issued Accounting Pronouncements

The FASB established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our financial position, results of operations or cash flows.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of December 31, 2010, the Company has a working capital deficit, a deficit accumulated during the development stage and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan as more fully disclosed in Note 9. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2010

Note 4 - COMMON STOCK

The Company is the successor company to Big Star Entertainment, Inc. (“BGST”), following a reverse merger undertaken pursuant to an Exchange Agreement dated as of December 4, 2009 between Cleantech Corporation (originally known as USA Synthetic Fuel Corporation) and BGST.  Under the Exchange Agreement, all of the outstanding shares of Cleantech common stock (100 shares), which were owned by Global Energy, Inc. (“GEI”), were exchanged for 97% (72,750,000 shares) of the newly authorized and issued common shares of USASF, after giving effect to certain surrenders, conversions and a reverse split of the then outstanding shares of BGST common stock.  The remaining 3% (2,250,000 shares) of the Company’s authorized and issued common stock consisted of 2,090,900 newly issued shares, which were owned by the former holder of BGST’s Series A  Super Voting preferred shares, and 159,100 of registered shares, which were owned by BGST common shareholders immediately prior to the reverse merger, and which constitute the “public float”.

The total number of shares of stock the Company is authorized to issue is 310,000,000, consisting of two classes:

•	300,000,000 shares of common stock, $0.0001 par value
•	10,000,000 shares of preferred stock, $0.0001 par value

The Company’s Board of Directors is authorized to designate the rights and privileges of each series of preferred stock issued.  The following designated series of preferred have been authorized but no shares are issued as of December 31, 2010:

Series A Super Voting Preferred stock (“Series A”)

•	Authorized number of shares is two (2) (none issued).
•	Number of authorized shares may not be increased or decreased without written consent of the holders of the Series A.
•	Shares not entitled to receive dividends.
•	Each share of the Series A shall entitle the holder to vote those numbers of common shares equivalent to the authorized common shares of the Company (300,000,000 at December 31, 2009).
•	Each share of Series A shall be redeemable at any time by the Company for $110,000.
•	The Series A Super Voting Preferred stock was exchanged for 2,095 shares of Series B stock at December 31, 2009.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2010

Series B Preferred Stock

•	Authorized number of shares is seventy four thousand eight hundred and forty five (74,845)
•
Each share of Series B shall be convertible into one thousand (1,000) shares of common stock and entitles the holder thereof to vote those number of common shares at any time based on the conversion ratio.

•	Upon any liquidation dissolution or winding up of the Company, the holders of the Series B, will be treated as a common stockholder.
•	The Series B stock was converted into shares of common stock on January 29, 2010. There are no outstanding shares of Series B stock.

The Exchange Agreement included a provision that the owners of the Series A Super Voting preferred stock could not be diluted in their ownership percentage by transactions related to future asset acquisitions from Global Energy, Inc.  This provision terminated on September 24, 2010 when the company’s Form 10 became effective.

Stock Rights

In 2010, the Company employed four (4) individuals whereby a portion of their salary expense would be accrued and payable in the Company’s common stock. As of December 31, 2010, the amount of the unpaid salaries is convertible into approximately 20,308 shares of common stock which had an aggregate value of $170,049.
.

Cleantech Energy Company Preferred Stock

The Company’s wholly owned subsidiary, Cleantech Energy Company, issued 714,041 shares of no par preferred stock to the owner of the solid hydrocarbons to be used in the gasification process.

NOTE 5 – INCOME TAXES

The Company uses the liability method in accounting for income taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The potential benefit of net operating loss carry forwards has not been recognized in the accompanying financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2010

	Year Ended	Period November 30, 2009 to
	December 31,	December 31,
	2010	2009
Net Loss	$8,136,081	$3,608
Income tax rate	35%	35%
Income tax benefit	2,847,628	1,263
Permanent differences	(110,267)	-
Valuation allowance change	(2,737,361)	(1,263)
Deferred income tax (benefit)	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income tax assets and liabilities at December 31 are as follows:

	December 31,
	2010	2009

Net operating loss carryforwards	$484,824	$1,263
Asset impairment	2,253,800	—
Total deferred tax assets	2,738,624	1,263
Valuation allowance	(2,738,624)	(1,263)
Net deferred tax assets	—	—
Deferred income tax (liability)	$—	$—

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2010

The Company has recognized a valuation allowance for the deferred tax assets for which it is more likely than not that the realization will not occur. The valuation allowance is reviewed periodically. When circumstance change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The net operating loss carryforwards for income tax purposes are approximately $1,385,000 and will begin to expire in 2029.

Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date.

NOTE 6 – GUARANTEES AND INDEMNIFICATIONS

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we plan to have a director and officer insurance policy that will limit our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2010.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2010

NOTE 7- ASSET ACQUISITIONS

In June 2010, the Company entered into an agreement and acquired from Global Energy, Inc., a related party, all of the outstanding stock of Lima Energy Company.  Lima Energy Company is the project company for the Lima Energy Project, an Ultra Clean Btu Conversion project under development and initial construction in Lima, Ohio.  The Lima Energy Project is permitted for construction with 100,000 sq. ft. of engineered concrete already in place.  This Project is designed to convert solid hydrocarbons (petcoke, for example) in a closed system into low cost, clean energy products, such as synthetic natural gas (SNG), electricity, and hydrogen.  The Project consists of 3 phases which are: 1) GAS 1, designed to produce 14 billion cubic feet per year (BCF/yr) of SNG: GAS 2, designed to produce 33 BCF/yr of SNG, and ; 3) CCGT designed to have a capacity of 516 megawatts (MW).  In addition, the Project will capture 100% of the CO2 produced during the SNG manufacture, which the Company has a contract to sell to a third party for full utilization in enhanced oil recovery and carbon capture and storage.  In exchange for Lima Energy stock, the Company has agreed to pay Global Energy $6,439,429 which represents the book value of construction-in-progress to date, and Global Energy has retained a 50% equity interest in Gas 1, the first phase of the Lima Energy Project.  The construction in progress is located on land owned by the City of Lima and will only become available for use by the Company when funding for the project is obtained and certain other conditions are met; therefore the entire investment in the asset is considered impaired by the Company’s management. The Company has recognized an impairment charge of $6,439,429.  Payment of this consideration was made with a senior secured note to Global Energy with 7% per annum accrued interest, which  is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or March 31, 2011.  On March 15, 2011, the parties executed an amendment to the note, extending the payment date to September 30, 2011.

In June 2010, Cleantech Energy Company, wholly-owned subsidiary, entered into an agreement and acquired approximately 1.02 billion BOE (Barrels of Oil Equivalent) from Interfuel E&P Ltd. This solid hydrocarbon BOE energy asset is located adjacent to Cleantech Energy’s proposed Cleantech Energy Project, an Ultra Clean Btu Conversion project that is being designed to produce 30.6 million BOE/yr of pipeline quality SNG and capture and fully utilize the CO2 produced during the SNG manufacture. This solid hydrocarbon asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin (PRB) coal.  Cleantech issued 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.   In future periods when the BOE asset is utilized in the gasification process, Cleantech will record an expense of $0.70 per BOE with a corresponding increase in the Company’s paid in capital.  Once commercial operations have begun, the preferred stock will earn a 5% annual dividend payable on a quarterly basis. Annual redemptions of preferred stock will be dependent on the net income of Cleantech.  Provided there is net income in a given year, Cleantech has the option to redeem such amount of preferred shares that is equal to not less than 7% and not more than 10% of net income in that year. Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time, or, at the option of Cleantech Energy, may be converted to common shares, according to this formula:  for every one percent (1%) of the original estimated value of preferred shares (1,020,058,000 BOE X $.70=$714,040,600) that is remaining at that time, Interfuel will be entitled to one-half of one percent (0.5%) of common shares then issued and outstanding. Additionally, Cleantech Energy will pay $70 million to Interfuel upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2010
NOTE 8 – RELATED PARTY TRANSACTIONS

In 2010, the Company used office space and administrative and professional services provided by a related party and shareholder of the company, Global Energy, Inc.  As of December 31, 2010, Global Energy advanced $226,103 to the Company, which consisted of $147,734 for those expenses as well as $78,369 for third-party expenses that were paid on behalf of the Company.

Additional Paid-In-Capital

For the periods ended December 31, 2009 and December 31, 2010, a related party and shareholder of the Company, Global Energy, Inc., paid expenses or performed services on behalf of the Company valued at $3,608 and $145,000, respectively.  The amounts are reflected in the accompanying financial statements as additional paid-in-capital.

Note Payable

As part of the Lima Energy Company acquisition (see note 7), the Company issued a senior secured note to Global Energy, Inc, a related party, for $6,439,429, with 7% per annum accrued interest, which is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or March 31, 2011. The due date of the note has been extended to September 30, 2011 on the same terms.   The Company has recorded an expense for this interest for 2010 in the amount of $252,990.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2010

NOTE 9 –SUBSEQUENT EVENTS

The Company has focused its efforts to-date in 2011 on obtaining large amounts of capital to fund its project development activity.  In early January 2011, it entered into an agreement with Socius Capital Group for a commitment of up to $10 million in equity capital once the Company has moved to the NASDAQ exchange, which is a goal of the Company.

In January 2011, the Company’s subsidiary, Lima Energy Company, entered into a Placement Agreement with RBC Capital Markets, LLC (“RBC”) for up to $600,000,000 in Taxable Economic Development Revenue Bonds, Series 2011 to be issued by the Ohio Air Quality Development Authority (OAQDA).  This OAQDA Bond funding will be used by Lima Energy to complete construction of Lima Energy GAS 1 which is a cleantech facility being designed to deliver low cost synthetic natural gas (SNG) to Procter & Gamble under a long term contract and other customers.

On February 14, 2011, the Company signed an engagement letter with an unrelated third party to secure a convertible note facility for Lima Energy Company in the amount of $30M, which will be used to advance project milestones for Lima Energy and provide other working capital for the Lima Energy project as it moves forward.

In April 2011, the Company signed an agreement with Kodiak Capital Group, LLC ("Kodiak"), a New York-based institutional investor, under which Kodiak has committed to invest up to $20 million in the Company over a 6-month period, subject to certain conditions, at the Company's discretion. The Company expects to file a registration statement with the U.S. Securities and Exchange Commission covering the sale of any shares that may be issued to Kodiak under the agreement.  Once the registration statement is effective, Kodiak is obligated to purchase shares of the Company's common stock from time to time at the Company's discretion. Kodiak’s commitment provides the company with the flexibility to obtain capital in increments of up to $5,000,000 over a six month period as growth capital is needed. The facility sets the purchase price at 70% of the volume weighted average price over five consecutive trading days as reported by Bloomberg. The Company expects to fully utilize the $20 million in order to accelerate project milestones and fund corporate growth. The Company can terminate the agreement at any time without cost or penalty.