Form 10-Q
period 2011-03-31
USA Synthetic Fuel Corp
filed 2011-05-16
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

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

There were 75,027,361 shares of the Registrant’s Common Stock issued and outstanding on May 13, 2011.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

Assets

	March 31	December 31
	2011	2010
	(unaudited)	(audited)
Current Assets
Cash	$33	$40

Property, Plant & Equipment
Lima Property	6,439,429	6,439,429
Impairment Reserve	(6,439,429)	(6,439,429)
Property, Plant & Equipment, Net	0	0
Other Assets
BOE Energy	1	1
Total Other Assets	1	1

Total Assets	$34	$41

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities
Accounts Payable	$182,000	$116,991
Advances from Related Party	315,296	226,103
Accrued Expenses	18,345	53,345
Accrued Interest, Note	365,680	252,990
Payroll Liabilities	844,240	732,114
Note Payable	6,439,429	6,439,429
Total Current Liabilities	8,164,990	7,820,972

Equity
USA Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 9,925,153 shares authorized, none issued or outstanding	−	─
Series A super voting preferred stock, $0.0001 par value, 2 shares authorized, none issued and outstanding	−	─
Series B preferred stock, $0.0001 par value, 74,845 shares authorized, none issued or outstanding	−	─
Common stock, $0.0001par value, 300,000,000 shares authorized 75,016,250 shares issued and outstanding	7,501	7,500
Additional paid-in-capital	362,456	311,257
Deficit accumulated during the development stage	(8,534,914)	(8,139,689)

Total USA Stockholders’ Equity (Deficit)	(8,164,957)	(7,820,932)
Non-Controlling interest	1	1
Total Equity (Deficit)	(8,164,956)	(7,820,931)
Total Liabilities and Equity (Deficit)	$34	$41

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three	Three	Cumulative Total
	Months	Months	November 30, 2009
	Ended	Ended	(Inception)
			to
	March 31, 2011	March 31, 2010	March 31, 2011

Operating Expenses
General and Administrative Expenses	$282,535	$663,451	$1,729,805
Impairment Expense	−	−	6,439,429
Net (loss) from Operation before Taxes	(282,535)	(663,451)	(8,169,234)

Interest Expense	(112,690)		(365,680)
Provision for Income Taxes	−	−	−
Net (loss)	$(395,225)	$(663,451)	$(8,534,914)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding	75,016,250	75,000,000

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Three		Three	Cumulative Total
	Months		Months	November 30,
	Ended		Ended	2009 (Inception)
	March 31,		March 31,	To
	2011		2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)		$(395,225)	$(663,451)	$(8,534,914)
Adjustment to reconcile net loss to net cash used in operating activities:
Employee Stock Compensation		−	66,784	170,049
Stock Warrant Expense		−	285,000	−
Expenses paid by shareholder		−	145,000	148,608
Impairment Expense		−	−	6,439,429

Change in operating liabilities:
Accounts payable		65,009	−	182,000
Accrued Expenses		(35,000)	164,648	18,345
Payroll liabilities		112,126	−	844,240
Accrued Interest		112,690	−	365,680
Net Cash (used) in operating activities		(140,400)	−	(366,563)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		−	−	100
Stock issued for services		51,200		51,200
Advance from related party		89,193	2,019	315,296
Net cash provided by financing activities		140,393	2,019	366,596

Net increase (decrease) in cash		(7)	100	33

Cash at beginning of the period		40	−	−

Cash at end of period		$33	$100	$33

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$	−	−	$ −
Income taxes paid	$	−	−	$ −
NON CASH INVESTING AND FINANCING ACTIVIITES
Lima Property	$	−	$ −	$(6,439,429)
Note Payable		−	−	6,439,429
Other Asset		−	−	(1)
Non-Controlling Interest	$	−	$ −	$1
	$	−	$ −	$ −

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements March 31, 2011 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission.  Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the period ended December 31, 2010.  In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The consolidated statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2011.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of March 31, 2011 and December 31, 2010, the Company has working capital deficits, deficit accumulated during the development stage and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

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

Overview

USA Synthetic Fuel Corporation (“USASF” or the “Company”) is an environmentally focused alternative energy company pursuing clean energy solutions based on gasification and other proven Btu conversion technologies.  USASF is a development stage company and, as of March 31, 2011 had $33 of cash on hand, no inception to date revenues, and there are substantial doubts about the Company’s ability to continue as a going concern. We intend to develop, finance, construct, own and operate gasification, synthetic natural gas, and Fisher Tropsch liquid production facilities, to convert lower value, solid hydrocarbons such as coal, petroleum coke and biomass into higher value, environmentally cleaner energy sources.  These lower value, solid hydrocarbons are one class of feedstock that may be used in gasification processes in order to produce synthetic gas.  Other classes of feedstock that may be used as feedstock to produce synthetic gas include petroleum liquids, petroleum byproducts, asphaltenes, natural gas and other similar gases.  For the purposes of this quarterly statement, hereinafter the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably in the remainder of this quarterly statement.  For this discussion, the terms “lower value” and “higher value” refer to the approximate market cost of the sources on a barrel of oil equivalent basis, which equals an equivalent energy content basis of 5.8 million British thermal units.  The produced energy sources such as synthetic natural gas and liquid transportation fuels are considered to be “environmentally cleaner” because they produce significantly reduced emissions of materials  of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petroleum coke.

USASF will launch its integrated business strategy to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations with the following major assets:

•
Lima Energy Company and the Lima Energy Project:  In 2010, the Company acquired from Global Energy, Inc., a related party, all of the outstanding stock of Lima Energy Company, now a subsidiary of the Company and the project company for the Lima Energy Project.  In exchange for Lima Energy stock, the Company has agreed to pay Global Energy $6,439,429.00 which represents the book value of construction-in-progress to date, and Global Energy has retained a 50% equity interest in Gas 1, the first phase of the Lima Energy Project.  Payment of the consideration for this asset was made with a senior secured note to GEI dated as of June 11, 2010, as amended (the “Note”).  The Note carries a 7% per annum accrued interest, and is payable at the first to occur of (i) $400 million in Lima Energy financing, (ii) an equity offering by us of $75 million or more, or (iii) September 30, 2011.  We are in the process of seeking to secure financing for this project.  In the event we do not secure such financing, we will seek an extension from GEI.  At its option, GEI may agree to an extension or require that Lima Energy ownership revert to GEI.  Because the construction in progress is located on land owned by the City of Lima and will only become available for our use when funding for the project is obtained and certain other conditions are met, the entire investment in the asset has been considered impaired by our management and we recognized an impairment charge of $6,439,429 for the year ended December 31, 2010.  Lima Energy has agreed that it will complete the project site purchase prior to engaging in any further construction activities at the project site.The Lima Energy Project is being developed in three phases:  Gas 1, Gas 2, which combined are being designed to produce 8.0 million BOE per year of pipeline quality SNG, and Combined Cycle Gas Turbine (“CCGT”) which is being designed to produce 516 megawatt (“MW”) of electric power, as described in more detail below.  Lima Energy has completed initial construction of 100,000 square feet of engineered concrete and plans to complete construction upon financing.  The Lima Energy Project has been seeking financing for the project since 2006.  The economic downturn commencing in 2007 has provided challenging circumstances for the project financing.  However, management believes that financing for the project should occur in 2011. The development of this project is dependent on our ability to obtain financing.

•
Cleantech Energy Company and the Cleantech Energy Project:  The Cleantech Energy Project is being developed by our subsidiary, Cleantech Energy Company (“CEC”).  The projected cost for this Cleantech Energy Project is expected to be approximately $2.3 billion.  Financing for this project has not yet been secured.  The project will be located in Wyoming and it is our intent to use our energy asset of approximately 1.02 billion BOE of solid hydrocarbons which is described in more detail below.  The Cleantech Energy Project is being designed to produce 30.6 million BOE per year of pipeline quality SNG and to capture and utilize CO2 produced during the SNG manufacture in EOR and CCS applications.

•
Solid hydrocarbon energy asset:  In 2010, Cleantech Energy Company acquired an approximately 1.02 billion BOE of solid hydrocarbon energy asset from Interfuel E&P Ltd., an unrelated party.  Interfuel E&P Ltd. is a private company with stockholders from Europe, North America, and Asia Pacific regions, focused on solid hydrocarbon energy resource transitions worldwide.  Its current focus is in China, U.S., Australia, European, and South American markets. Mr. Graves, our Chairman and CFO, is a 17% stockholder in Interfuel E&P Ltd.  This energy asset is located in Wyoming adjacent to our planned Cleantech Energy Project.  CEC issued 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.   In future periods when the BOE asset is utilized in the gasification process, CEC will record an expense of $0.70 per BOE with a corresponding increase in our paid in capital.  Once commercial operations have begun, the preferred stock will earn a 5% annual dividend payable on a quarterly basis. Annual redemptions of preferred stock will be dependent on the net income of CEC.  Provided there is net income in a given year, CEC has the option to redeem such amount of preferred shares that is equal to not less than 7% and not more than 10% of net income in that year. Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time, or, at the option of CEC, may be converted to CEC’s common shares, according to this formula:  for every one percent (1%) of the original estimated value of preferred shares (1,020,058,000 BOE X $.70=$714,040,600) that is remaining at that time, Interfuel will be entitled to one-half of one percent (0.5%) of common shares then issued and outstanding in CEC. Additionally, CEC will pay $70 million to Interfuel upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production. This solid hydrocarbon asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin (PRB) coal. The 1.02 billion BOE equals the energy content of the net tons of PRB referred to here and represents a 25 year, low cost feedstock supply for the Cleantech Energy Project.  Because the Cleantech Energy Project is adjacent to the solid hydrocarbon energy asset, transportation expenses will be minimized for this project, resulting in an additional economic advantage for the project.

CEC plans to engage a contract production company to permit, finance, own and operate a facility to extract the solid hydrocarbon and deliver it to CEC.  The third party solid hydrocarbon production operation, once permitted by the State of Wyoming, will essentially be a surface mining operation.  There are three seams of solid hydrocarbon, each overlain by overburden soil of varying depths – ranging from zero to over 100 feet.  The method and sequencing of overburden removal and stockpiling will be developed by the production company and will be described in detail in its application to the State of Wyoming.  While the initial operation of the facility will utilize the shallowest seam of coal, the production plan will seek to avoid or minimize repeated handling of overburden, and to optimize production of all seams in a given area methodically and optimally across the over 8600 acre leasehold. As the facility currently is planned to be located at a suitable location within the leasehold site area, transport of solid hydrocarbon to the facility will most likely be by conveyor, backed up by large capacity truck, as appropriate.  Our current plan calls for feedstock to be delivered into covered structures in accordance with state requirements, for weather protection and to facilitate blending for optimum feedstock composition.

Our goal is to develop and construct ultra clean Btu Conversion and SNG production facilities in the United States.   Over the next four years we will require substantial capital resources to fund construction and financing costs relating to the development of our principal projects. Capital requirements for full construction of Gas 1, Gas 2 and CCGT are expected to be approximately $497.0 million, $1.02 billion, and $627.3 million, respectively. Additional capital requirements for the full construction of Cleantech Energy Project are expected to be approximately $2.3 billion. We have not yet entered into fixed price EPC arrangements with respect to our Cleantech Energy Project, but have considered the possibility of entering into general services agreements with a third party to provide EPC services with respect to such project. As stated elsewhere in this quarterly report on Form 10-Q, our basic strategy is to have our projects contract with GEC to provide EPC services.  In turn, GEC will contract with a third-party general contractor to provide Design-Build EPC services, as defined by the Design-Build Institute of America which include engineering as part of their team services. We believe this approach should allow us more directly to control and manage the EPC services ourselves, thereby giving us greater control over the expenditures associated with a project. We believe this approach will result in lower project costs and shorter schedules.  We believe this type of contracting approach will provide mechanisms to manage cost, schedule and performance, and to provide appropriate guarantees and a pool of funds to cover liquidated damage requirements.  When warranted, GEC may structure the Design-Build contract as a “fast track” contract instead of a fixed price agreement.  While a fixed price structure establishes a guaranteed price at the outset, the fast-track approach begins on a time and material basis.  When an agreed amount of progress has been made and the project cost is better known, it can be converted to a fixed price basis for the remainder of work.  Cost escalation risk shifts from the owner during the early portion to the contractor in the later portion.  The project company, as the project owner, will generally have its own rationale and justification for the fast-track approach.  Neither we nor GEC are currently negotiating a "fast-track" EPC contract for any project currently in development; nor have we concluded definitively that we will enter into such a contract.  As a result, project costs for the Cleantech Energy Project are based upon our internal estimates. We intend to finance a significant amount of the funds necessary for the construction of our projects through a mix of equity and debt, which will consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt. As a result, we will be highly leveraged and our assets will be subject to forfeiture upon any default on project-specific debt.

Factors Affecting Results of Operations

 The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-Q.  We are a development stage company and have had no revenues for the December 31, 2010, and no revenue for the three months ended March 31, 2011.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from operations at our Lima Energy Project which we estimate will be at a minimum approximately twenty-four to thirty-seven months from funding.

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

Results of Operations for the three months ended March 31, 2011 and 2010

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-K.

 Revenues

We have no revenues for the three months ended March 31, 2011 and no revenues for the three months ended March 31, 2010, and do not anticipate any significant revenues for twenty-four to thirty-seven months, as stated above.

Operating Expenses

Our operating expenses include the following:

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2011 totaled $285,535 and for the three months ended March 31, 2010 totaled $663,451.  The primary components of our expenses for the three months ended March 31, 2011 were organizational activities, salary expenses and SEC compliance activities and for the three months ended March 31, 2010 were organizational activities, salary expenses, and a stock warrant expense.  The stock warrant was subsequently cancelled and therefore the expense of $285,000 no longer appears in our financial statements.  .

Interest Expense

As part of the Lima Energy Company acquisition in June 2010, the Company issued a senior secured note to Global Energy, Inc, a related party, for $6,439,429, with 7% per annum accrued interest, which is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or March 31, 2011. The due date of the note has been extended to September 30, 2011 on the same terms.   The Company has recorded an expense for this interest for the three months ended March 31, 2011 in the amount of $112,690.  There was no expense for the three months ended March 31, 2010 as the note was not in place.

Income Taxes

For the three months ended March 31, 2011 and the three months ended March 31, 2010, there was no provision for income taxes recorded.

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

Net Loss

For the three months ended March 31, 2011, we experienced a net loss of $395,225, and for the three months ended March 31, 2010 we experienced a loss of $663,451.

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

Basic and Diluted Net Loss per Share

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our net loss for the three months ended March 31, 2011 was $0.01per share and $0.01 per share for the three months ended March 31, 2010.

Liquidity and Capital Resources

We have had no revenues since inception, and no revenues for the period ended March 31, 2011.  As of March 31, 2011, we have $33 of cash.  We have obtained cash for operating expenses through advances and/or loans from stockholders.  While the technology we intend to utilize is currently operational at some facilities in the United States, we do not yet have an operating commercial facility, and we anticipate it will be approximately twenty-four months and thirty-seven months from the date of the project’s financing until the CCGT phase or Gas 1 phase, respectively, are constructed and operational at our Lima Energy Project.  Once the first phase is completed and fully operational, we should begin to receive revenues from plant operations, but we cannot predict exactly when those revenues will start. We expect to commence commercial operation of Gas 1 within approximately 37 months from the date of Gas 1 project financing and of CCGT within approximately 24 months from date of CCGT project financing.

Net Cash Used by Operating Activities

Our primary uses of funds in operations were payments related to organizational activities, salary expenses, interest expense, and SEC compliance activities for the three months ended March 31, 2011 and payments related to organizational activities and salary expenses for the three months ended March 31, 2010.

During the three months ended March 31, 2011, we reclassified $35,000 of accrued liabilities to accounts payable.

Net Cash Used In Investing Activities

We did not engage in investing activities for the three months ended March 31, 2011 or for the three months ended March 31, 2011

Net Cash Provided by Financing Activities

We received cash from financing activities through advances from shareholders of $89,193 for the three months ended March 31, 2011 and $2,019 for the three months ended March 31, 2010.

Major Acquisitions

The Company did not make any major acquisitions during the three months ended March, 31, 2011.

Cash Position and Outstanding Indebtedness

Our total indebtedness at March 31, 2011 was $8,164,990 consisting of all current liabilities due within the year. Current liabilities consist of accounts payable, advances from related parties, accrued expenses and the note for the acquisition of Lima Energy Company.  At March 31, 2011, we had current assets of $33 in cash. We had long term assets of $1 at March 31, 2011 and $0 at March 31, 2010.

Contractual Obligations

As part of the Lima Energy Company acquisition, the Company issued a senior secured note to Global Energy, Inc., a related party, for $6,439,429 with 7% per annum accrued interest, which, as amended, is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or September 30, 2011.  We have not yet secured the financing required to pay the $6.4 million note. In the event we do not secure such financing, we will seek a further extension from GEI.  At its option, GEI may agree to a further extension or require that Lima Energy ownership revert to GEI.

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

At this filing date, we have a firm commitment for $20 million in equity funding, as more fully described below, to meet both our project capital requirements and working capital requirements.  Specifically, the $20 million equity capital raise will enable the following to occur:   Lima land purchase and ancillary costs estimated at $2.0 million and Lima project advancement, including site work and further engineering and permit work, in the amount of $3.0 million. The costs are currently contained within the scope of the full construction costs of Gas 1.  The balance of $15.0 million would be used for general corporate purposes.

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

On May 12, 2011, the Company filed a registration statement with the U.S. Securities and Exchange Commission covering the sale of 5,000,000 shares pursuant to an investment agreement and registration rights agreement with Kodiak Capital Group, LLC (“Kodiak”), a New York-based institutional investor, signed on April 6, 2011.  Kodiak has committed to invest up to $20 million in the Company over a 6-month period, subject to certain conditions, at the Company's discretion.   Once the registration statement is effective, Kodiak is obligated to purchase shares of the Company's common stock from time to time at the Company's discretion. Kodiak’s commitment provides the company with the flexibility to obtain capital in increments of up to $5,000,000 over a six month period as growth capital is needed. The facility sets the purchase price at 70% of the volume weighted average price over five consecutive trading days as reported by Bloomberg. The Company expects to fully utilize the $20 million in order to accelerate project milestones and fund corporate growth. The Company can terminate the agreement at any time without cost or penalty.

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

We intend to finance a significant amount of the costs of these projects through a mix of equity and debt, which will consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt.  We will require substantial capital resources to fund the project costs related to our development and construction plan. Our ability to obtain adequate funding for our development and construction plan as well as for our working capital needs will depend on a variety of factors and cannot be guaranteed. For full finance for the Lima Energy Gas 1 phase, we are focusing primarily on $400 million of Ohio Air Quality Development Authority bonds.  While under the auspices of OAQDA, the bond proceeds will be used by Lima Energy to complete construction of Lima Energy GAS 1 which is a cleantech facility being designed to deliver low cost synthetic natural gas (“SNG”) to Procter & Gamble under a long term contract and other customers.

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

ITEM 4T.  CONTROLS AND PROCEDURES

As of March 31, 2011, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Our Company has limited internal resources and limited ability to have multiple levels of transaction review. We presently have only ten employees, and this leads to limited segregation of duties within the Company.  However, our controls and procedures provide for full flow of information to Company management, especially to the Chief Executive Officer and Chief Financial Officer, and our evaluation shows we are able to meet our reporting obligations under the Exchange Act Rules stated above. While our disclosure controls and procedures are effective, we recognize that continued improvement is desired in the areas of management oversight, control of documentation being produced, and review of such control documentation when it is produced.  A policy and procedure directive has been established to initiate improvement in this area.

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

For the construction of the Lima Energy Project, Lima Energy entered into an EPC contract with GEC to provide main EPC contractor services for the Lima Energy Project.  GEC is responsible for building and testing the Lima Energy Project and training the operators of the Lima Energy Project. Gasification Engineering Corporation (GEC) is an Ohio corporation authorized to provide engineering and contracting services in the State of Ohio.  GEC is neither a related party to, nor an affiliate of, USA Synthetic Fuel Corporation, but is an affiliate of GEI.  As an affiliate of GEI, GEC can utilize the technical expertise residing within GEI or its affiliates.  This particularly includes the extensive gasification and power plant expertise possessed by GEI employees at the Westfield Development Center, which can also include expertise held by USASF management.  GEC in turn has entered into an EPC agreement with ICC, which is not a related party, where ICC will provide general contractor services, and will provide day-to-day execution and implementation, certain construction services and hire additional, separate subcontractors with respect to the Lima Energy Project. The Lima Energy Project is the first gasification project attempted by ICC and the first project for GEC. Notwithstanding the project management experience possessed by GEC management and the cumulative experience in gasification and Btu conversion technologies and project management available to GEC by its staff and the cumulative similar experience held by several members and management of the related companies, the construction and construction management of our Lima Energy Project will be the first constructed by these personnel as a team.

We anticipate that GEC will be responsible for the technical execution of the Company’s projects, and currently is contracted by us to do so for both the Lima Energy and Cleantech Energy Projects.  This is the classic Engineering, Procurement, and Construction (EPC) contractor role.  As the EPC contractor, GEC expects to, when and as appropriate, engage other contractors and engineering firms to complete its tasks.  In some cases a contractor may be a General Contractor, responsible for the day to day activities of the project.   GEC also has responsibility for hiring and training operation and support staff for our Lima Energy facility.  Our intention is that this will apply to our other projects, beginning with CTE, as well.  While the personnel available to the Company have extensive experience, specific gasification facility construction experience is lacking here, which would be preferred and which absence gives rise to additional construction risk.

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

Our ability to operate our facilities once we have completed development and construction activities is dependent upon the availability of feedstock at reasonable prices. Different gasification technologies utilize different types of feedstock and we may not have routine access to the feedstock appropriate for each technology at our facilities. In addition to the approximately 1.02 billion BOE solid hydrocarbon energy asset that our subsidiary Cleantech Energy Company has entered into an agreement and acquired from Interfuel E&P Ltd., an unrelated party, as described elsewhere, we plan to purchase solid hydrocarbon feedstock such as coal and petcoke as feed sources for our projects. In addition, we plan to purchase electricity and natural gas during the initial plant start-up period to supplement these feedstocks. Such electricity and natural gas will be purchased at market prices which may be high. During periods of rising prices for such feedstock, we may incur significant increases in our operating costs while not being able to increase our selling prices in a timely manner due to the fixed price nature of our existing off-take agreements. In addition, as a result of increased demand during such periods, our suppliers may be unable to supply the necessary feedstock to us or may otherwise fail to deliver products to us in the quantities required and at acceptable prices.

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

We could be subject to third-party infringement claims if third parties challenge our use of a particular technology, including the E-Gas™ technology referred to elsewhere in this Form 10-Q. Any litigation, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, adversely impact prospective off-take customers, require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms or at all.

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

During the three months ended March 31, 2011, we issued the following unregistered shares of our common stock:

On March 29, 2011, the Company issued 6,250 shares of common stock to Glenn G. Wattley in consideration for consulting services rendered in the amount of $43,750.

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

3.1*	USA Synthetic Fuel Corporation - Restated Certificate of Incorporation

3.2*	Bylaws of USA Synthetic Fuel Corporation

4.1*	Specimen certificate for shares of common stock

10.1**	License Agreement between GEC and Lima Energy

10.2*	Revision to License Agreement between GEC, Lima Energy, and ConocoPhillips, July 30, 2003

10.3*	EPC Agreement Lima Energy Co and Gasification Engineering Corp -

10.4*	Reserved by Company

10.5*	Amended and Restated SNG Purchase and Sale Agreement- August 13, 2007

10.5a*	First Amendment, effective as of January 1, 2008, P&G Restated SNG Agreement

10.5b*	Second Amendment, effective as of June 1, 2008, P&G Restated SNG Agreement

10.5c*	Third Amendment, effective as of July 2008, P&G Restated SNG Agreement

10.5d*	Fourth Amendment, effective as of October 30, 2008, P&G Restated SNG Agreement

10.5e*	Fifth Amendment, effective as of January 1, 2009, P&G Restated SNG Agreement

10.5f*	Sixth Amendment, effective as of April 1, 2009, P&G Restated SNG Agreement

10.5g*	Seventh Amendment, effective as of July 1, 2009, P&G Restated SNG Agreement

10.5h*	Eighth Amendment, effective as of October 1, 2009, P&G Restated SNG Agreement

10.5i*	Ninth Amendment, effective as of April 1, 2010, P&G Restated SNG Agreement

10.5j*	Letter Amendment Definition of Facility, effective October 28, 2008, P&G Restated SNG Agreement

10.5k**	Tenth Amendment, effective as of October XX, 2010, P&G Restated SNG Agreement

10.6*	Form of Indemnification Agreement entered into by and between USA Synthetic Fuel Corporation and each of its directors, executive officers, and key consultants

10.7**	Carbon Dioxide Sales Agreement, dated March 17, 2008, by and between Lima Energy Company and Cambridge Resources, LLC.

10.8*	Stock Purchase Agreement Among USA Synthetic Fuel Corporation, Global Energy, Inc., and Lima Energy Company, June 11, 2010

10.9*	Senior Secured Note by USA Synthetic Fuel Corporation to the order of Global Energy, Inc., June 11, 2010

10.10*	Energy Contract: Barrel of Oil Equivalent (BOE) Purchase & Sale Agreement between Cleantech Energy Company and Interfuel E&P Ltd., June 18, 2010

10.11**	Strategic Alliance Agreement, dated December 21, 2006, between Global Energy, Inc. and Oxbow Carbon & Minerals LLC

10.12**	Draft – Real Estate Acquisition and Development Agreement by and between The City of Lima, Ohio and Lima Energy Company, Dated as of July 1, 2010 – Draft version subject to change

10.13+	First Amendment to Senior Secured Note by USA Synthetic Fuel Corporation to the order of Global Energy, Inc., dated March 15, 2011

10.14+	Investment Agreement between Kodiak Capital Group, LLC and USA Synthetic Fuel Corporation, dated April 6, 2011

10.15+	Registration Rights Agreement between Kodiak Capital Group, LLC and USA Synthetic Fuel Corporation, dated April 6, 2011

21.1*	Subsidiaries of USA Synthetic Fuel Corporation

31.1++	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 filed on July 29, 2010

**	Incorporated by reference from Registrant’s Registration Statement on Amendment No. 1 to Form 10 filed on October 21, 2010

+	Incorporated by reference from Registrant’s Annual Report On Form 10-K filed on April 19, 2011

++	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2011	USA SYNTHETIC FUEL CORPORATION

By: /s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

By: /s/ Harry H. Graves
Name: Harry H. Graves
Title: Chief Financial Officer