Form 10-Q/A
period 2010-09-30
USA Synthetic Fuel Corp
filed 2011-05-26
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)
  ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

Or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

USA SYNTHETIC FUEL COMPANY
(A Development Stage Company)
Consolidated Balance Sheets

Assets	Restated September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

Current Assets
Cash	$48	$100

Property, Plant & Equipment
Lima Energy CIP	6,439,429	--
Impairment Reserve	(6,439,429)	--
Property, Plant & Equipment, Net	--	--
Other Assets
BOE Energy	1	--
Total Other Assets	1	--

Total Assets	$49	$100

Liabilities
Current Liabilities
Accounts Payable	$169,083	$--
Advances from Related Party	148,735	--
Accrued Expenses	18,345	--
Accrued Interest, Related Party	137,226	--
Payroll Liabilities	525,162	--
Notes Payable, Related Party	6,439,429	--
Total Current Liabilities	7,437,980	--

Equity
USA Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 9,925,153 shares authorized, none issued or outstanding	--	--
Series A super voting preferred stock, $0.0001 par value, 2 shares authorized, none issued and outstanding	--	--
Series B preferred stock, $0.0001 par value, 74,845 shares authorized, none issued or outstanding	--	--
Common stock, $0.0001par value, 300,000,000 shares authorized 75,000,000 shares issued and outstanding	7,500	7,500
Additional paid-in-capital	293,758	(3,792)
Deficit accumulated during the development stage	(7,739,190)	(3,608)

Total USA Stockholders’ Equity (Deficit)	(7,590,482)	100
Non-controlling interest	1	--
Total Equity (Deficit)	(7,590,481)	--
Total Liabilities and Equity (Deficit)	$49	$100

The accompanying notes are an integral part of these consolidated financial statements.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Restated Three Months Ended September 30, 2010	Restated Nine Months Ended September 30, 2010	Restated Cumulative Total November 30, 2009 (Inception) to September, 30, 2010

Operating Expenses
General and Administrative Expenses	$293,462	$1,158,927	$1,162,535
Impairment Expense	--	6,439,429	6,439,429
Net (loss) from Operation before Taxes	(293,462)	(7,598,356)	(7,601,964)

Interest Expense	(113,762)	(137,226)	(137,226)
Provision for Income Taxes	--	--	--
Net (loss)	$(407,224)	$(7,735,582)	$(7,739,190)

Net Loss Per Common Share – Basic and Diluted	$(.01)	$(0.10)

Weighted Average Number of Common Shares
Outstanding	75,000,000	75,000,000

The accompanying notes are an integral part of these consolidated financial statements.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	Restated Nine Months Ended September 30, 2010	Restated Cumulative Total November 30, 2009 (Inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(7,735,582)	$(7,739,190)
Adjustment to reconcile net loss to net cash used in operating activities:
Employee Stock Compensation	152,550	152,550
Expenses contributed by shareholder	145,000	148,608
Impairment Expense	6,439,429	6,439,429
Change in operating liabilities:
Accounts Payable	169,083	169,083
Accrued Expenses	18,345	18,345
Payroll Liabilities	525,162	525,162
Accrued Interest	137,226	137,226
Net Cash (used) in operating activities	(148,787)	(148,787)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	--	100
Advance from related party	148,735	148,735
Net cash provided by financing activities	148,735	148,835

Net increase (decrease) in cash	(52)	48

Cash at beginning of the period	100	--

Cash at end of period	$48	$48

Interest paid	$--	$--
Income taxes paid	$--	$--
NON CASH INVESTING AND FINANCING ACTIVITIES
Lima Property	$(6,439,429)	(6,439,429)
Note Payable	6,439,429	(6,439,429)
Other Asset	(1)	(1)
Non-controlling Interest	1	1
	$--	--

The accompanying notes are an integral part of these consolidated financial statements.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
September 30, 2010

NOTE 1- BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with generally accepted for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission.  Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the period ended December 31, 2009.  In the opinion of management, the accompanying interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The consolidated statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the nine month period ended September 30, 2010.   Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

NOTE 3 – STOCKHOLDER’S EQUITY

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

NOTE 4- RESTATEMENTS

The following summarizes the restatements of the September 30, 2010 consolidated financial statements and the related causes of the restatement.

Balance Sheets
	As Filed September 30, 2010	Effect of Change	Restated September 30, 2010
	(Unaudited)		(Unaudited)
Assets
Property, Plant & Equipment
Impairment Reserve	$ ─	$(6,439,429)	$(6,439,429)	(A)
Other Assets
BOE Energy	714,040,600	(714,040,599)	1	(B)

Total Assets	720,480,077	(720,480,028)	49

Liabilities
Current Liabilities
Accounts Payable	─	169,083	169,083	(C)
Accrued Liabilities	712,634	(712,634)	─	(C)
Accrued Expenses	─	18,345	18,345	(C)
Accrued Interest, Related Party	112,690	24,536	137,226	(D)
Payroll Liabilities	─	525,162	525,162	(C)
Note Payable, Related Party	─	6,439,429	6,439,429	(E)
Long Term Liabilities
Promissory Note	6,439,429	(6,439,429)	--
Employee Stock Compensation	152,550	(152,550)	--	(F)

Total Liabilities	7,566,038	(128,058)	7,437,980

Stockholders’ Equity
Minority Interest, Cleantech Energy Co., Preferred stock, no par value, 1,000,000 authorized, 714,041 issued	714,040,600	(714,040,600)	--	(B)
Additional Paid in Capital	141,208	152,550	293,758	(F)
Deficit accumulated during the Development stage	(1,275,269)	(6,463,921)	(7,739,190)
Non-Controlling Interest	─	1	1	(B)

Total Equity (Deficit)	712,914,039	(720,504,520)	(7,590,481)
Total Liabilities and Equity (Deficit)	720,480,077	(720,480,028)	49

Operations
	As Filed Three Months Ended September 30, 2010	Effect of Change	Restated Three Months Ended September 30, 2010	As Filed Nine Months Ended September 30, 2010	Effect of Change	Restated Nine Months Ended September 30, 2010	As Filed Cumulative Total November 30, 2009 (Inception) to September 30, 2010	Effect of Change	Restated Cumulative Total November 30, 2009 (Inception) to September 30, 2010

Operating Expenses
General and Administrative Expenses	$--	$293,462	$293,462	$1,271,661	$(112,734)	$1,158,927	$1,275,269	$(112,734)	$1,162,535	(D)
Impairment Expense	--	--	--	--	6,439,429	6,439,429	--	6,439,429	6,439,429	(A)
Net (loss) from Operation before Taxes	--	(293,462)	(293,462)	(1,271,661)	(6,326,695)	(7,598,356)	(1,275,269)	(6,326,695)	(7,601,964)
Interest Expense	--	(113,762)	(113,762)	--	(137,226)	(137,226)	--	(137,226)	(137,226)	(D)
Provision for Income Taxes	--	--	--	--	--	--	--	−	--
Net (loss)	$--	$(407,224)	$(407,224)	$(1,271,661)	$(6,463,921)	$(7,735,582)	$(1,275,269)	$(6,463,921)	$(7,739,190)
	(G)

Cash Flows	As Filed Nine Months Ended September 30, 2010	Effect of Change	Restated Nine Months Ended September 30, 2010	As Filed Cumulative Total November 30, 2009 (Inception) to September 30, 2010	Effect of Change	Restated Cumulative Total November 30, 2009 (Inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(1,271,661)	$(6,463,921)	$(7,735,582)	$(1,276,569)	$(6,462,621)	$7,739,190
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment Expense	--	6,439,429	6,439,429	--	6,439,429	--	(A)
Change in operating liabilities:
Accrued Liabilities	712,634	(712,634)	--	712,634	(712,634)	--	(C)
Accrued Expenses	--	18,345	18,345	--	18,345	18,345	(C)
Payroll Liabilities	--	525,162	525,162	--	525,162	525,162	(C)
Advance from shareholder	148,735	(148,735)	--	148,735	(148,735)	--	(C)
Accrued Interest	112,690	24,536	137,226	112,690	24,536	137,226	(D)
Net Cash (used) in operating activities	(52)	(148,735)	(148,787)	(52)	(148,735)	(148,787)

CASH FLOW FROM FINANCING ACTIVITIES
Advance from related party	--	148,735	148,735	--	148,735	148,735
Net cash provided by financing activities	--	--	--	100	148,735	148,835

(A)
Impairment of Lima Project assets as the construction in progress is located on land owned by the City of Lima, Ohio and will only become available for use by the Company when funding for the project is obtained and certain other conditions are met.

(B)
Cleantech Energy Company, a subsidiary of the Company, issued 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.  In future years when the BOE asset is utilized in the gasification process, Cleantech will record an expense of $0.70 per BOE with a corresponding increase to the Company’s paid-in-capital.  The $1.00 was recognized as an asset and the corresponding credit to non-controlling interest.

(C)	Reclassification of accrued liabilities to various other liability account captions.

(D)	Reclassification primarily of year-to-date interest expense plus an additional accrual of $23,464 of interest plus $1,028 of other expenses.

(E)	Reclassification of note payable, related party as a current liability.

(F)	Reclassification of stock issuance liability to paid-in-capital as this amount relates to stock rights of employees.

(G)	The September 30, 2010 consolidated financial statements as filed did not include amounts applicable to the three months period ended September 30, 2010.

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

Overview

USA Synthetic Fuel Corporation (“USASF” or the “Company”) is an environmentally focused alternative energy company pursuing clean energy solutions based on gasification and other proven Btu conversion technologies.  USASF is a development stage company and, as of September 30, 2010, had $48 of cash on hand, no inception to date revenues, and there are substantial doubts about the Company’s ability to continue as a going concern. We intend to develop, finance, construct, own and operate gasification, synthetic natural gas, and Fischer Tropsch liquid production facilities, to convert lower value, solid hydrocarbons such as coal, petroleum coke and biomass into higher value, environmentally cleaner energy sources.  These lower value, solid hydrocarbons are one class of feedstock that may be used in gasification processes in order to produce synthetic gas.  Other classes of feedstock that may be used as feedstock to produce synthetic gas include petroleum liquids, petroleum byproducts, asphaltenes, natural gas and other similar gases.  For the purposes of this quarterly statement, hereinafter the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably in the remainder of this quarterly statement.  For this discussion, the terms “lower value” and “higher value” refer to the approximate market cost of the sources on a barrel of oil equivalent basis, which equals an equivalent energy content basis of 5.8 million British thermal units.  The produced energy sources such as synthetic natural gas and liquid transportation fuels are considered to be “environmentally cleaner” because they produce significantly reduced emissions of materials  of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petroleum coke.

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

•
Solid hydrocarbon energy asset:  In June 2010, Cleantech Energy Company entered into an agreement and acquired an approximately 1.02 billion BOE of solid hydrocarbon energy asset from Interfuel E&P Ltd., an unrelated party, which is described in more detail below.    This energy asset is located in Wyoming adjacent to our planned Cleantech Energy Project.  The asset at one time was owned by Mobil Mining and Minerals Company who conducted extensive drill hole work, analysis and verification of the asset, which information now is in our possession.   Those drilling records include a report characterizing and quantifying the coal deposits. The Mobil report states that the three seams of coal together total over 700 million gross tons in place.  The report further states that the conservatively minable portion of these seams is over 400 million nets tons in place.  Finally, the report estimates the recoverable quantities at approximately 535 million tons.  Global Energy made the drilling records available to Weir Corporation who prepared maps of each seam, depicting drill-hole location, depth, and seam thickness.  From these data, Weir maps depict gross and net isopleths across the property for each seam.  These maps are typical of those used by mining companies to assess deposits.    Based upon these data, we believe this solid hydrocarbon energy asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin (PRB) coal.  The 1.02 billion BOE equals the energy content of the net tons of PRB referred to here and represents a 25 year, low cost feedstock supply for the Cleantech Energy Project.  Because the Cleantech Energy Project is adjacent to the solid hydrocarbon energy asset, transportation expenses will be minimized for this project, resulting in an additional economic advantage for the project.

Cleantech Energy (CTE) plans to engage a coal production company to obtain the requisite permits and extract the solid hydrocarbon and deliver it to the facility.  The solid hydrocarbon production operation, once permitted by the State of Wyoming, will essentially be a surface mining operation.  There are three seams of solid hydrocarbon, each overlain by overburden soil of varying depths – ranging from zero to over 100 feet.  The method and sequencing of overburden removal and stockpiling will be developed by the production company and described in detail in its application to the State of Wyoming.  While the initial operation of the facility will utilize the shallowest seam of coal, the production plan will seek to avoid or minimize repeated handling of overburden, and to optimize production of all seams in a given area methodically and optimally across the over 8600 acre site.

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

Factors Affecting Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-Q.  We are a development stage company and have had no revenues for the December 31, 2009, and no revenue for the nine months ended September 30, 2010.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from operations at our Lima Energy Project which we estimate will be at a minimum approximately twenty-four to thirty-seven months from funding.

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

Results of Operations for the nine months ended September 30, 2010 and 2009

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-K.

 Revenues

We have no revenues for the nine months ended September 30, 2010 and no revenues for the nine months ended September 30, 2009, and do not anticipate any significant revenues for twenty-four to thirty-seven months, as stated above.

Operating Expenses

Our operating expenses include the following:

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2010 totaled $1,158,927 and for the nine months ended September 30, 2009 totaled $0.  The primary components of our expenses for the nine months ended September 30, 2010 were organizational activities, salary expenses and SEC compliance activities.

Interest Expense

As part of the Lima Energy Company acquisition in June 2010, the Company issued a senior secured note to Global Energy, Inc, a related party, for $6,439,429, with 7% per annum accrued interest, which is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or March 31, 2011. The due date of the note has been extended to September 30, 2011 on the same terms.   The Company has recorded an expense for this interest for the nine months ended September 30, 2010 in the amount of $137,226.

Income Taxes

For the nine months ended September 30, 2010 and the nine months ended September 30, 2009, there was no provision for income taxes recorded.

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

Net Loss

For the nine months ended September 30, 2010, we experienced a net loss of $7,735,582, which includes the one-time impairment charge of $6,439,429, and for the nine months ended September 30, 2009 we experienced a loss of $0.

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

Basic and Diluted Net Loss per Share

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our net loss for the nine months ended September 30, 2010 was $0.10 per share and $0 per share for the nine months ended September 30, 2009.

Liquidity and Capital Resources

We have had no revenues since inception, and no revenues for the nine months ended September 30, 2010.  As of September 30, 2010, we had $48 of cash.  We have obtained cash for operating expenses through advances and/or loans from stockholders.  While the technology we intend to utilize is currently operational at some facilities in the United States, we do not yet have an operating commercial facility, and we anticipate it will be approximately twenty-four months and thirty-seven months from the date of the project’s financing until the CCGT phase or Gas 1 phase, respectively, are constructed and operational at our Lima Energy Project.  Once the first phase is completed and fully operational, we should begin to receive revenues from plant operations, but we cannot predict exactly when those revenues will start. We expect to commence commercial operation of Gas 1 within approximately 37 months from the date of Gas 1 project financing and of CCGT within approximately 24 months from date of CCGT project financing.

Net Cash Used by Operating Activities

Our primary uses of funds in operations were payments related to organizational activities, salary expenses, interest expense, and SEC compliance activities for the nine months ended September 30, 2010 and payments related to organizational activities for the nine months ended September 30, 2009.

Net Cash Used In Investing Activities

We did not engage in investing activities for the nine months ended September 30, 2010 or for the nine months ended September 30, 2009.

Net Cash Provided by Financing Activities

We received cash from financing activities through advances from shareholders of $148,735 for the nine months ended September 30, 2010 and $0 for the nine months ended September 30, 2009.

Major Acquisitions

In June 2010, the Company entered into an agreement and acquired from Global Energy, Inc., a related party, all of the outstanding stock of Lima Energy Company.  Lima Energy Company is the project company for the Lima Energy Project, an Ultra Clean Btu Conversion project under development and initial construction in Lima, Ohio.  The Lima Energy Project is permitted for construction with 100,000 sq. ft. of engineered concrete already in place.  This Project is designed to convert solid hydrocarbons (petcoke, for example) in a closed system into low cost, clean energy products, such as synthetic natural gas (SNG), electricity, and possibly hydrogen.  The Project consists of 3 phases which are: 1) Gas 1, designed to produce 2.4 million BOE/yr of SNG;2) Gas 2, designed to produce 5.6 million BOE /yr of SNG, and; 3) CCGT designed to have a capacity of 516 megawatts (MW).  In addition, the Project will capture 100% of the CO2 produced during the SNG manufacture, which the Company has a contract to sell to Cambridge Resources LLC, a wholly owned subsidiary of Carbon Management Technologies LLC which is a joint venture between GEI and HTC Purenergy  for full utilization in enhanced oil recovery and carbon capture and storage.  In exchange for Lima Energy stock, the Company issued a senior secured note to Global Energy in the amount of $6,439,429, which represents the book value of construction-in-progress to date and Global Energy will retain a 50% interest in the single unit, Gas 1.  The construction in progress is located on land owned by the City of Lima and will only become available for use by the Company when funding for the project is obtained and certain other conditions are met; therefore the entire investment in the asset is considered impaired by the Company’s management. The Company has recognized an impairment charge of $6,439,429.  Payment of the consideration for this asset was made with a senior secured note to GEI dated as of June 11, 2010, as amended (the “Note”).  The Note carries a 7% per annum accrued interest, and is payable at the first to occur of (i) $400 million in Lima Energy financing, (ii) an equity offering by us of $75 million or more, or (iii) September 30, 2011.

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

The Cleantech Energy Project is being designed to produce 30.6 million BOE per year of pipeline quality synthetic natural gas and to capture and fully utilize the carbon dioxide produced during the synthetic natural gas manufacture.  Engineering, technology licensing, and permit planning for this facility are progressing as described below.

GEC, a related party, is leading the development effort with respect to technical and project tasks.  The following list of development tasks have been completed, are in draft, or otherwise in progress.

•
A Draft License Agreement between CEC and the confidential gasification technology provider has been drafted between the two parties.  We believe this agreement should be ready to execute upon CEC funding.

•
A Draft Technology Support Agreement between CEC and the confidential gasification technology provider is essentially complete and, we believe, will also be ready to execute as a companion to the license agreement.  This document provides for long-term support during design, construction, commissioning and start-up; with the intent of ensuring successful operations.

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

•
Based on data provided by the confidential gasification technology provider in its scope of supply, GEC has developed a process material balance and solid hydrocarbon feedstock requirement analysis for the complete facility that will support the current quantity design production of Synthetic Natural Gas.

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

Providing a specific timeline at this time is not feasible until sufficient funding is made available to support the gasification technology provider process design tasks, and for GEC to engage the engineer and permitting consultant to enable development of the permit applications.

Cash Position and Outstanding Indebtedness

Our total indebtedness at September 30, 2010 was $7,437,980. Current liabilities consist primarily of the note for the acquisition of Lima Energy Company, accounts payable, payroll liabilities, and advances from related parties.   At September 30, 2010, we had current assets of $48 in cash. We had long term assets of $0 at December 31, 2009 and $1 at September 30, 2010.

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

At this filing date, we have a firm commitment for $70 million in equity funding to meet both our project capital requirements and working capital requirements.  Specifically, the $70 million equity capital raise will enable the following to occur:   Lima land purchase and ancillary costs estimated at $2.0 million and Lima project advancement, including site work and further engineering and permit work, in the amount of $3.0 million. The costs are currently contained within the scope of the full construction costs of Gas 1.  The balance of $65.0 million would be used to further accelerate project milestones and fund corporate growth.

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

On May 16, 2011, the Company signed an agreement with AGS Capital Group, LLC ("AGS"), a New York-based institutional investor, under which AGS has committed to purchase up to $50 million of the Company’s common stock, subject to certain conditions, at the Company's discretion. The Company expects to file a registration statement with the U.S. Securities and Exchange Commission covering the sale of any shares that may be issued to AGS under the agreement.  Once the registration statement is effective, AGS is obligated to purchase shares of the Company's common stock from time to time at the Company's discretion.  AGS’s commitment provides the company with the flexibility to obtain capital in increments of up to $2,000,000 as growth capital is needed. The facility sets the purchase price at 90% of the Market Price as defined in the Reserve Equity Financing Agreement.  The Company expects to fully utilize the $50 million commitment amount over the agreement’s thirty-six month term in order to accelerate project milestones and fund corporate growth. The Company can terminate the agreement at any time without cost or penalty.

On May 11, 2011, the Company filed a registration statement with the U.S. Securities and Exchange Commission covering the sale of 5,000,000 shares pursuant to an investment agreement and registration rights agreement with Kodiak Capital Group, LLC (“Kodiak”), a New York-based institutional investor, signed on April 6, 2011.  Kodiak has committed to invest up to $20 million in the Company over a 6-month period, subject to certain conditions, at the Company's discretion.   Once the registration statement is effective, Kodiak is obligated to purchase shares of the Company's common stock from time to time at the Company's discretion. Kodiak’s commitment provides the company with the flexibility to obtain capital in increments of up to $5,000,000 over a six month period as growth capital is needed. The facility sets the purchase price at 70% of the volume weighted average price over five consecutive trading days as reported by Bloomberg. The Company expects to fully utilize the $20 million in order to accelerate project milestones and fund corporate growth. The Company can terminate the agreement at any time without cost or penalty.

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

In certain instances we will rely entirely on third parties to supply us with all of the equipment, components and construction and engineering services necessary for the development and construction of our projects. As of the date of this quarterly report on Form 10-Q, we have entered into limited contractual arrangements with service providers and suppliers for the development and construction of our projects. As a result, we do not yet have many of the contractual arrangements with service providers, such as fixed price EPC contracts for the Cleantech Energy Project, or equipment and component suppliers that will be needed to obtain adequate financing for our projects and to complete the development and construction of our projects. We may have difficulty obtaining agreements with third-party service providers and equipment and component suppliers on terms favorable or acceptable to us.  Once a services or supply agreement is obtained, we cannot be sure that our third-party service providers and equipment and component suppliers will provide their services or deliver equipment or components in a timely manner.

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

Prior to this registration, there has been a limited public market for shares of our common stock, with limited trading relating to the 159,100 shares of previously registered common stock referred to as the “public float.”  An active public trading market may not develop following the effective date of our registration statement on Form 10 or, if developed, may not be sustained. The market price of our common stock following this registration, and any possible subsequent listing on the NASDAQ Market or other securities exchange, if and when we are successful in doing so, will be affected by a number of factors, including those discussed above.

Future sales of our common stock by existing shareholders could cause our stock price to decline.

If our existing shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our shareholders might sell shares of common stock could also depress the market price of our common stock. There are 75,000,000 shares of common stock outstanding, of which only 159,100 shares are freely saleable currently.  The balance of our issued and outstanding common shares are restricted until the earlier of (i) one year after the filing date of our registration statement on Form 10; or (ii) six months from the date our shares are listed on the NASDAQ Market if the Company seeks to have, and is successful in having, its shares listed on the NASDAQ Market.  Additional restrictions apply to certain key management shareholdings.  We may in the future issue and register additional shares of our common stock that might be freely transferable at the time of such transaction.

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

Our current Bylaws, which will remain in effect after the effective date of our registration statement on Form 10, contain provisions that could delay or prevent a change of control of our Company or changes in our Board of Directors that our shareholders might consider favorable and limit the price that certain investors might be willing to pay in the future for our securities. Among other things, these provisions:

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

Summary

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The risk factors listed on the previous pages, as well as any cautionary language in this quarterly report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in the previous risk factors and elsewhere in this quarterly report on Form 10-Q could negatively impact our business, cash flows, results of operations, prospects, financial condition and stock price.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. You should read this quarterly report on Form 10-Q completely and with the understanding that actual future results may be materially different from what we expect.

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

3.1*	USA Synthetic Fuel Corporation - Restated Certificate of Incorporation

3.2*	Bylaws of USA Synthetic Fuel Corporation

4.1*	Specimen certificate for shares of common stock

10.1**	License Agreement between GEC and Lima Energy

10.2*	Revision to License Agreement between GEC, Lima Energy, and ConocoPhillips, July 30, 2003

10.3*	EPC Agreement Lima Energy Co and Gasification Engineering Corp -

10.4*	Reserved by Company

10.5*	Amended and Restated SNG Purchase and Sale Agreement- August 13, 2007

10.5a*	First Amendment, effective as of January 1, 2008, P&G Restated SNG Agreement

10.5b*	Second Amendment, effective as of June 1, 2008, P&G Restated SNG Agreement

10.5c*	Third Amendment, effective as of July 2008, P&G Restated SNG Agreement

10.5d*	Fourth Amendment, effective as of October 30, 2008, P&G Restated SNG Agreement

10.5e*	Fifth Amendment, effective as of January 1, 2009, P&G Restated SNG Agreement

10.5f*	Sixth Amendment, effective as of April 1, 2009, P&G Restated SNG Agreement

10.5g*	Seventh Amendment, effective as of July 1, 2009, P&G Restated SNG Agreement

10.5h*	Eighth Amendment, effective as of October 1, 2009, P&G Restated SNG Agreement

10.5i*	Ninth Amendment, effective as of April 1, 2010, P&G Restated SNG Agreement

10.5j*	Letter Amendment Definition of Facility, effective October 28, 2008, P&G Restated SNG Agreement

10.5k**	Tenth Amendment, effective as of October XX, 2010, P&G Restated SNG Agreement

10.6*	Form of Indemnification Agreement entered into by and between USA Synthetic Fuel Corporation and each of its directors, executive officers, and key consultants

10.7**	Carbon Dioxide Sales Agreement, dated March 17, 2008, by and between Lima Energy Company and Cambridge Resources, LLC.

10.8*	Stock Purchase Agreement Among USA Synthetic Fuel Corporation, Global Energy, Inc., and Lima Energy Company, June 11, 2010

10.9*	Senior Secured Note by USA Synthetic Fuel Corporation to the order of Global Energy, Inc., June 11, 2010

10.10*	Energy Contract: Barrel of Oil Equivalent (BOE) Purchase & Sale Agreement between Cleantech Energy Company and Interfuel E&P Ltd., June 18, 2010

10.11**	Strategic Alliance Agreement, dated December 21, 2006, between Global Energy, Inc. and Oxbow Carbon & Minerals LLC

10.12**	Draft – Real Estate Acquisition and Development Agreement by and between The City of Lima, Ohio and Lima Energy Company, Dated as of July 1, 2010 – Draft version subject to change

10.13+	First Amendment to Senior Secured Note by USA Synthetic Fuel Corporation to the order of Global Energy, Inc., dated March 15, 2011

10.14+	Investment Agreement between Kodiak Capital Group, LLC and USA Synthetic Fuel Corporation, dated April 6, 2011

10.15+	Registration Rights Agreement between Kodiak Capital Group, LLC and USA Synthetic Fuel Corporation, dated April 6, 2011

10.16++	Reserve Equity Financing Agreement between AGS Capital Group, LLC and USA Synthetic Fuel Corporation, May 16, 2011

10.17++	Registration Rights Agreement between AGS Capital Group, LLC and USA Synthetic Fuel Corporation, May 16, 2011

21.1*	Subsidiaries of USA Synthetic Fuel Corporation

31.1***	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 filed on July 29, 2010

**	Incorporated by reference from Registrant’s Registration Statement on Amendment No. 1 to Form 10 filed on October 21, 2010

+	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed on April 19, 2011

++	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 25, 2011

***	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 26, 2011	USA SYNTHETIC FUEL CORPORATION

By: /s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

By: /s/ Harry H. Graves
Name: Harry H. Graves
Title: Chief Financial Officer