Form 10-Q
period 2011-06-30
USA Synthetic Fuel Corp
filed 2011-08-10
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 75,027,361 shares of the Registrant’s Common Stock issued and outstanding on August 9, 2011.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

Assets

	June 30	December 31
	2011	2010
	(unaudited)	(audited)
Current Assets
Cash	$47	$40

Property, Plant & Equipment
Lima Property	6,439,429	6,439,429
Impairment Reserve	(6,439,429)	(6,439,429)
Property, Plant & Equipment, Net	0	0
Other Assets
BOE Energy	1	1
Total Other Assets	1	1

Total Assets	$48	$41

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Accounts Payable	$305,137	$116,991
Advances from Related Parties	356,981	226,103
Accrued Expenses	18,345	53,345
Accrued Interest, Note	478,370	252,990
Payroll Liabilities	1,118,273	732,114
Note Payable	6,439,429	6,439,429
Total Current Liabilities	8,716,535	7,820,972

Stockholders’ Deficit
USA Stockholders’ Deficit
Preferred stock, $0.0001 par value, 9,925,153 shares authorized, none issued or outstanding	−	─
Series A super voting preferred stock, $0.0001 par value, 2 shares authorized, none issued and outstanding	−	─
Series B preferred stock, $0.0001 par value, 74,845 shares authorized, none issued or outstanding	−	─
Common stock, $0.0001par value, 300,000,000 shares authorized 75,027,361 and 75,000,000 shares issued and outstanding, respectively	7,502	7,500
Additional paid-in-capital	412,455	311,257
Deficit accumulated during the development stage	(9,136,445)	(8,139,689)

Total USA Stockholders’ Deficit	(8,716,488)	(7,820,932)
Non-Controlling interest	1	1
Total Deficit	(8,716,487)	(7,820,931)
Total Liabilities and Deficit	$48	$41

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three	Three	Six	Six	Cumulative Total
	Months	Months	Months	Months	November 30, 2009
	Ended	Ended	Ended	Ended	(Inception)
					to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Operating Expenses
General and Administrative Expenses	$488,841	$233,939	$771,376	$897,390	$2,218,646
Impairment Expense	−	6,439,429	−	6,439,429	6,439,429
Net (loss) from Operation before Taxes	(488,841)	(6,673,368)	(771,376)	(7,336,819)	(8,658,075)

Interest Expense	(112,690)	(23,464)	(225,380)	(23,464)	(478,370)
Provision for Income Taxes	−	−	−	−	−
Net (loss)	$(601,531)	$(6,696,832)	$(996,756)	$(7,360,283)	$(9,136,445)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.09)	$(0.01)	$(0.10)

Weighted Average Number of Common Shares
Outstanding	75,021,806	75,000,000	75,013,681	75,000,000

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Six		Six	Cumulative Total
	Months		Months	November 30,
	Ended		Ended	2009 (Inception)
	June 30,		June 30,	To
	2011		2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)		$(996,756)	$(7,360,283)	$(9,136,445)
Adjustment to reconcile net loss to net cash Used in operating activities:
Employee Stock Compensation		−	124,251	170,049
Stock Warrant Expense		−	-	−
Expenses paid by shareholder		−	145,000	148,608
Impairment Expense		−	6,439,429	6,439,429

Change in operating liabilities:
Accounts payable		188,146	243,204	305,137
Accrued Expenses		(35,000)	53,345	18,345
Payroll liabilities		386,159	314,155	1,118,273
Accrued Interest		225,380	23,464	478,370
Net Cash (used) in operating activities		(232,071)	(17,435)	(458,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		−	−	100
Stock issued for services		101,200	−	101,200
Advance from related parties		130,878	17,406	356,981
Net cash provided by financing activities		232,078	17,406	458,281

Net increase (decrease) in cash		7	(29)	47

Cash at beginning of the period		40	100	−

Cash at end of period		$47	$71	$47

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$	−	−	$ −
Income taxes paid	$	−	−	$ −
NON CASH INVESTING AND FINANCING ACTIVITIES
Lima Property	$	−	$(6,439,429)	$(6,439,429)
Note Payable		−	6,439,429	6,439,429
Other Asset		−	(1)	(1)
Non-Controlling Interest	$	−	$1	$1
	$	−	$ −	$ −

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements June 30, 2011 (Unaudited)

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

The consolidated statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the six month period ended June 30, 2011.  Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of June 30, 2011 and December 31, 2010, the Company has working capital deficits, deficit accumulated during the development stage and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

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

Overview

USA Synthetic Fuel Corporation (“USASF” or the “Company”) is an environmentally focused alternative energy company pursuing clean energy solutions based on gasification and other proven Btu conversion technologies.  USASF is a development stage company and, as of June 30, 2011 had $47 of cash on hand, no inception to date revenues, and there are substantial doubts about the Company’s ability to continue as a going concern. We intend to develop, finance, construct, own and operate gasification, synthetic natural gas, and Fisher Tropsch liquid production facilities, to convert lower value, solid hydrocarbons such as coal, petroleum coke and biomass into higher value, environmentally cleaner energy sources.  These lower value, solid hydrocarbons are one class of feedstock that may be used in gasification processes in order to produce synthetic gas.  Other classes of feedstock that may be used as feedstock to produce synthetic gas include petroleum liquids, petroleum byproducts, asphaltenes, natural gas and other similar gases.  For the purposes of this quarterly statement, hereinafter the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably in the remainder of this quarterly statement.  For this discussion, the terms “lower value” and “higher value” refer to the approximate market cost of the sources on a barrel of oil equivalent basis, which equals an equivalent energy content basis of 5.8 million British thermal units.  The produced energy sources such as synthetic natural gas and liquid transportation fuels are considered to be “environmentally cleaner” because they produce significantly reduced emissions of materials  of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petroleum coke.

USASF will launch its integrated business strategy to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations with the following major assets:

•
Lima Energy Company and the Lima Energy Project:  In 2010, the Company acquired from Global Energy, Inc. (“GEI”), a related party, all of the outstanding stock of Lima Energy Company (“Lima Energy”), a subsidiary of the Company and the project company for the Lima Energy Project.  GEI is considered a related party to the Company since our executive officer and chairman of our board of directors, Harry H. Graves, is also an executive officer and is beneficial holder of 46% of the stock of GEI.  In exchange for Lima Energy stock, the Company has agreed to pay GEI $6,4 million which represents the book value of construction-in-progress to date, and GEI has retained a 50% equity interest in Gas 1, the first phase of the Lima Energy Project.  Payment of the consideration for this asset was made with a senior secured note to GEI dated as of June 11, 2010, as amended (the “Note”).  The Note carries a 7% per annum accrued interest, and is payable at the first to occur of (i) $400 million in Lima Energy financing, (ii) an equity offering by us of $75 million or more, or (iii) September 30, 2011.  Management is attempting to secure financing for this project, although we acknowledge that this is not certain, especially in light of the required financing which has not been received.  We can give no assurances that such funding will be secured in 2011 or at all. .  In the event we do not secure such financing, we will seek an extension from GEI.  At its option, GEI may agree to a further extension or require that Lima Energy ownership revert to GEI.  Because the construction in progress is located on land owned by the City of Lima and will only become available for our use when funding for the project is obtained and certain other conditions are met, the entire investment in the asset has been considered impaired by our management and we recognized an impairment charge of $6.4 million for the year ended December 31, 2010.  Lima Energy has agreed that it will complete the project site purchase prior to engaging in any further construction activities at the project site. The Lima Energy Project is being developed in three phases:  Gas 1, Gas 2, which combined are being designed to produce 8.0 million barrels of oil equivalents (“BOE”) per year of pipeline quality synthetic natural gas (“SNG”), and Combined Cycle Gas Turbine (“CCGT”) which is being designed to produce 516 megawatt of electric power, as described in more detail below.  Lima Energy has completed initial construction of 100,000 square feet of engineered concrete and plans to complete construction upon financing.  The Lima Energy Project has been seeking financing for the project since 2006.  The economic downturn commencing in 2007 has provided challenging circumstances for the project financing.

•
Cleantech Energy Company and the Cleantech Energy Project:  The Cleantech Energy Project is being developed by our subsidiary, Cleantech Energy Company (“CEC”).  The projected cost for this Cleantech Energy Project is expected to be approximately $2.3 billion.  Financing for this project has not yet been secured.  The project will be located in Wyoming and it is our intent to use our energy asset of approximately 1.02 billion BOE of solid hydrocarbons.  All of the rights and interest to this energy asset was acquired on June 18, 2010 pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd, an unrelated party, and Cleantech Energy Company, which is described in more detail below.  The Cleantech Energy Project is being designed to produce 30.6 million BOE per year of pipeline quality SNG and to capture and fully utilize the carbon dioxide (“CO2”) produced during the SNG manufacture in enhanced oil recovery and carbon capture and sequestration applications.

•
Solid hydrocarbon energy asset:  The Cleantech Energy Project will be located in Wyoming, and we plan to use the energy asset of approximately 1.02 billion BOE of solid hydrocarbons.  All of the rights and interest to this energy asset was acquired on June 18, 2010 pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd, an unrelated party, and Cleantech Energy Company,  Interfuel E&P Ltd. is a private company with stockholders from Europe, North America, and Asia Pacific regions, focused on solid hydrocarbon energy resource transitions worldwide.  Its current focus is in China, U.S., Australia, European, and South American markets. Mr. Graves, our Chairman and CFO, is a 17% stockholder in Interfuel E&P Ltd.  This energy asset is located in Wyoming adjacent to our planned Cleantech Energy Project.  CEC issued 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.   In future periods when the BOE asset is utilized in the gasification process, CEC will record an expense of $0.70 per BOE with a corresponding increase in our paid in capital.  Once commercial operations have begun, the preferred stock will earn a 5% annual dividend payable on a quarterly basis. Annual redemptions of preferred stock will be dependent on the net income of CEC.  Provided there is net income in a given year, CEC has the option to redeem such amount of preferred shares that is equal to not less than 7% and not more than 10% of net income in that year. Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time, or, at the option of CEC, may be converted to CEC’s common shares, according to this formula:  for every one percent (1%) of the original estimated value of preferred shares (1,020,058,000 BOE X $.70=$714,040,600) that is remaining at that time, Interfuel will be entitled to one-half of one percent (0.5%) of common shares then issued and outstanding in CEC. Additionally, CEC will pay $70 million to Interfuel upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production. This solid hydrocarbon asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin coal. The 1.02 billion BOE equals the energy content of the net tons of Powder River Basin coal referred to here and represents a 25 year, low cost feedstock supply for the Cleantech Energy Project.  Because the Cleantech Energy Project is adjacent to the solid hydrocarbon energy asset, transportation expenses will be minimized for this project, resulting in an additional economic advantage for the project.

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

Our goal is to develop and construct ultra clean Btu Conversion and SNG production facilities in the United States.   Over the next four years we will require substantial capital resources to fund construction and financing costs relating to the development of our principal projects. Capital requirements for full construction of Gas 1, Gas 2 and CCGT are expected to be approximately $497.0 million, $1.02 billion, and $627.3 million, respectively. Additional capital requirements for the full construction of Cleantech Energy Project are expected to be approximately $2.3 billion. We have not yet entered into fixed price engineering, procurement and construction (“EPC”) arrangements with respect to our Cleantech Energy Project, but have considered the possibility of entering into general services agreements with a third party to provide EPC services with respect to such project. As stated elsewhere in this quarterly report on Form 10-Q, our basic strategy is to have our projects contract with Gasification Engineering Corporation (“GEC”), a related party, to provide EPC services.  In turn, GEC will contract with a third-party general contractor to provide Design-Build EPC services, as defined by the Design-Build Institute of America which include engineering as part of their team services. We believe this approach should allow us more directly to control and manage the EPC services ourselves, thereby giving us greater control over the expenditures associated with a project. We believe this approach will result in lower project costs and shorter schedules.  We believe this type of contracting approach will provide mechanisms to manage cost, schedule and performance, and to provide appropriate guarantees and a pool of funds to cover liquidated damage requirements.  When warranted, GEC may structure the Design-Build contract as a “fast track” contract instead of a fixed price agreement.  While a fixed price structure establishes a guaranteed price at the outset, the fast-track approach begins on a time and material basis.  When an agreed amount of progress has been made and the project cost is better known, it can be converted to a fixed price basis for the remainder of work.  Cost escalation risk shifts from the owner during the early portion to the contractor in the later portion.  The project company, as the project owner, will generally have its own rationale and justification for the fast-track approach.  Neither we nor GEC are currently negotiating a "fast-track" EPC contract for any project currently in development; nor have we concluded definitively that we will enter into such a contract.  As a result, project costs for the Cleantech Energy Project are based upon our internal estimates. We intend to finance a significant amount of the funds necessary for the construction of our projects through a mix of equity and debt, which will consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt. As a result, we will be highly leveraged and our assets will be subject to forfeiture upon any default on project-specific debt.

Factors Affecting Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-Q.  We are a development stage company and have had no revenues for the period from inception on November 30, 2009 to year end at December 31, 2009, no revenues for the year ended December 31, 2010, and no revenue for the six months ended June 30, 2011.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from operations at our Lima Energy Project which we estimate will be at a minimum approximately twenty-four to thirty-seven months from the closing of funding for our projects.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Form 10-Q, particularly in the section entitled "Item 1A - Risk Factors" discussed elsewhere in this Form 10-Q.

Results of Operations for the six months ended June 30, 2011 and 2010

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-K.

 Revenues

We have no revenues for the six months ended June 30, 2011 and no revenues for the six months ended June 30, 2010, and do not anticipate any significant revenues for twenty-four to thirty-seven months, following the closing of the funding of our anticipated projects, as stated above.

Operating Expenses

Our operating expenses include the following:

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2011 totaled $771,376  and for the six months ended June 30, 2010 totaled $897,390.  The primary components of our expenses for the six months ended June 30, 2011 were organizational activities, salary expenses and SEC compliance activities and for the six months ended June 30, 2010 were organizational activities and salary expenses.

Interest Expense

As part of the Lima Energy acquisition on June 11, 2010 as amended, the Company issued a senior secured note to GEI, a related party, for $6.4 million, with 7% per annum accrued interest, which is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or September 31, 2011. The Company has recorded an expense for this interest for the six months ended June 30, 2011 in the amount of $225,380.  For the six months ended June 30, 2010 the Company recorded an expense of $23,464.

Income Taxes

For the six months ended June 30, 2011 and the six months ended June 30, 2010, there was no provision for income taxes recorded.

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

Net Loss

For the six months ended June 30, 2011, we experienced a net loss of $996,756, and for the six months ended June 30, 2010 we experienced a loss of $7,360,283, which included the one-time impairment charge of $6,439,429 for the Lima Energy asset.

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

Basic and Diluted Net Loss per Share

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our net loss for the six months ended June 30, 2011 was $0.01 per share and $0.10 per share for the six months ended June 30, 2010.

Liquidity and Capital Resources

We have had no revenues since inception, and no revenues for the period ended June 30, 2011.  As of June 30, 2011, we have $47 of cash.  We have obtained cash for operating expenses through advances and/or loans from stockholders.  While the technology we intend to utilize is currently operational at some facilities in the United States, we do not yet have an operating commercial facility, and we anticipate it will be approximately twenty-four months and thirty-seven months from the date of the project’s financing until the CCGT phase or Gas 1 phase, respectively, are constructed and operational at our Lima Energy Project.  Once the first phase is completed and fully operational, we should begin to receive revenues from plant operations, but we cannot predict exactly when those revenues will start. We expect to commence commercial operation of Gas 1 within approximately 37 months from the date of Gas 1 project financing and of CCGT within approximately 24 months from date of CCGT project financing.

Net Cash Used by Operating Activities

Our primary uses of funds in operations were payments related to organizational activities, salary expenses, interest expense, and SEC compliance activities for the six months ended June 30, 2011 and payments related to organizational activities and salary expenses for the six months ended June 30, 2010.

During the six months ended June 30, 2011, we reclassified $35,000 of accrued liabilities to accounts payable.

Net Cash Used In Investing Activities

We did not engage in investing activities for the six months ended June 30, 2011 or for the six months ended June 30, 2010.

Net Cash Provided by Financing Activities

We received cash from financing activities through advances and loans from shareholders of $130,878  for the six months ended June, 2011 and $17,406 for the six months ended June 30, 2010.

Major Acquisitions

The Company did not make any major acquisitions during the six months ended June 30, 2011.

Cash Position and Outstanding Indebtedness

Our total indebtedness at June 30, 2011 was $8,716,535 consisting of all current liabilities due within the year. Current liabilities consist of accounts payable, advances and loans from related parties, accrued expenses and the note for the acquisition of Lima Energy Company.  At June 30, 2011, we had current assets of $47 in cash. We had long term assets of $1 at June 30, 2011 and $0 at June 30, 2010.

Contractual Obligations

As part of the Lima Energy acquisition, the Company issued a senior secured note, as amended, to GEI, a related party, for $6.4 million with 7% per annum accrued interest, which, as amended, is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or September 30, 2011.  We have not yet secured the financing required to pay the $6.4 million note. In the event we do not secure such financing, we will seek a further extension from GEI.  At its option, GEI may agree to a further extension or require that Lima Energy ownership revert to GEI.

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

At this filing date, we have firm commitments for a total of $70 million in equity funding to meet both our project capital requirements and working capital requirements.  This total of $70 million in equity funding is comprised of equity lines of credit of up to $20 million from Kodiak Capital Group LLC (“Kodiak”) and up to $50 million from AGS Capital Group LLC (“AGS”), as described more fully elsewhere in this registration statement.  The $70 million equity capital raise will enable the following to occur:   Lima land purchase and ancillary costs estimated at $2.0 million and Lima project advancement, including site work and further engineering and permit work, in the amount of $3.0 million. The costs are currently contained within the scope of the full construction costs of Gas 1.  The balance of $65.0 million would be used for general corporate purposes.

Our ability to obtain up to $20 million in equity funding from Kodiak and up to $50 million in equity funding from AGS is contingent on the Company filing registration statements for the resale of all registrable securities called for by the Investment Agreement between Kodiak and USASF dated April 6, 2011 and the Reserve Equity Financing Agreement between AGS and USAFS dated May 16, 2011.  The registration statements must be declared effective and remain effective for the Company to access the equity lines of credit.

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

On May 16, 2011, the Company signed an agreement with AGS, a New York-based institutional investor, under which AGS has committed to purchase up to $50 million of the Company’s common stock, subject to certain conditions, at the Company's discretion. The Company expects to file a registration statement with the SEC covering the resale of any shares that may be issued to AGS under the agreement.  Once the registration statement is effective, of which there can be no assurance, AGS is obligated to purchase shares of the Company's common stock from time to time at the Company's discretion.  AGS’s commitment provides the company with the flexibility to obtain capital in increments of up to $2 million as growth capital is needed. The facility sets the purchase price at 90% of the Market Price as defined in the Reserve Equity Financing Agreement.  The Company expects to fully utilize the $50 million commitment amount over the agreement’s thirty-six month term in order to accelerate project milestones and fund corporate growth. The Company can terminate the agreement at any time without cost or penalty.  As of the date hereof, we have not filed a Registration Statement on Form S-1 which relates to the resale of up to $50 million in shares of our common stock to AGS.  While we hope to file such Registration Statement on Form S-1 as soon as possible, we can give no assurance that this will occur soon or at all.

On May 12, 2011, the Company filed a registration statement on Form S-1 with the SEC  covering the resale of up to 5,000,000 shares of our common stock issuable to Kodiak for investment banking services pursuant to an investment agreement and registration rights agreement with Kodiak , a New York-based institutional investor, signed on April 6, 2011, and pursuant to which we have the right to put to Kodiak up to $20 million in shares of our common stock based on a pre-determined formula.  Kodiak has committed to invest up to $20 million in the Company over a 6-month period, subject to certain conditions, at the Company's discretion.  As of the date hereof, we have received a letter from SEC with comments regarding the Registration Statement on Form S-1.  We are working to resolve these comments and hope to file an amended Registration Statement on Form S-1 as soon as possible, although we can give no assurance that this will occur soon or at all.   Once the registration statement is effective, of which there is no assurance, Kodiak is obligated to purchase shares of the Company's common stock from time to time at the Company's discretion. Kodiak’s commitment provides the company with the flexibility to obtain capital in increments of up to $5 million over a six month period as growth capital is needed. The facility sets the purchase price at 70% of the volume weighted average price over five consecutive trading days as reported by Bloomberg. The Company expects to fully utilize the $20 million in order to accelerate project milestones and fund corporate growth. The Company can terminate the agreement at any time without cost or penalty.

On February 14, 2011, the Company signed an engagement letter with an unrelated third party to act as an advisor to assist the Company to identify a lender and secure a convertible note facility for Lima Energy in the amount of $30 million, which will be used to advance project milestones for Lima Energy and provide other working capital for the Lima Energy project as it moves forward.

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

We intend to finance a significant amount of the costs of these projects through a mix of equity and debt, which will consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt.  We will require substantial capital resources to fund the project costs related to our development and construction plan. Our ability to obtain adequate funding for our development and construction plan as well as for our working capital needs will depend on a variety of factors and cannot be guaranteed. We plan to focus on the $70 million equity capital to begin the financing for the Lima Energy Gas 1 phase, and then turn to the $400 million of Ohio Air Quality Development Authority bonds. While we have substantially completed the draft documentation for the Oho Air Quality Bonds, including the Offering Memorandum, Trust Agreement, Mortgage Security Agreement, and Deposit Account Pledge and Control Agreement, we have shifted the timing for the placement of the bonds because of our plan to utilize equity capital from Kodiak and AGS first.  Management believes that this strategy would make the placement of the debt a more efficient process. While under the auspices of Ohio Air Quality Development Authority, the bond proceeds will be used by Lima Energy to complete construction of Lima Energy GAS 1 which is a cleantech facility being designed to deliver low cost SNG to Procter & Gamble Paper Products Company (“P&G”) under a long term contract and other customers

We anticipate that the equity capital will be available in the third quarter 2011, although we can give no assurances that this will occur.  The Air Quality bonds will be nonrecourse to USASF.

As the economy improves, we anticipate that the market for low cost clean energy and cleantech facilities such as Lima Energy Gas 1, will also improve.  The long term agreement for the sale of SNG to P&G, which was extended by amendment nine times, but which currently has expired and is not in effect,  is for approximately half of the SNG to be produced from Gas 1.  The next amendment, extending the agreement for one year, continues to be reviewed by P&G, who has recently indicated approval by the first of two internal approval levels. However, as a result of informal discussion between P&G and us, P&G has indicated it intends to execute the next amendment but for the time being will defer execution of the amendment until a clear timeline for advancing the project is known.   We included amendment 10 in the exhibits for completeness, but acknowledge that it is not yet executed.  P&G has indicated that its approval will provide a one-year window for the project to achieve the next contractual milestone.  We continue to believe, although we can give no assurances, that the pricing terms within the agreement are very favorable to P&G, even considering current market conditions and, therefore, that the agreement will be renewed by this amendment.. It is management’s belief that P&G remains an advocate for low cost clean energy as evidenced by the long term contract for SNG.

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

ITEM 4T.  CONTROLS AND PROCEDURES

As of June 30, 2011, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Our Company has limited internal resources and limited ability to have multiple levels of transaction review. We presently have only ten employees, and this leads to limited segregation of duties within the Company.  However, our controls and procedures provide for full flow of information to Company management, especially to the Chief Executive Officer and Chief Financial Officer, and our evaluation shows we are able to meet our reporting obligations under the Exchange Act Rules stated above. While our disclosure controls and procedures are effective, we recognize that continued improvement is desired in the areas of management oversight, control of documentation being produced, and review of such control documentation when it is produced.  A policy and procedure directive has been established to initiate improvement in this area.

During the quarter ended June 30, 2011, while not written into our Disclosure Controls and Procedures, we began requiring more explicit communications and written consensus and consent between our independent accounting firm or our securities counsel and our senior management.  As of July 15, 2011, we have written this requirement into our formal program wherein we now require with respect to either audited or reviewed financials, the Company must receive written confirmation and approval by the Company’s outside auditors and securities counsel regarding at least each audit and review for our Form 10-K, Form 10-Q and proxy statements prior to filing such documents with the SEC.  There were no other changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures. We do not expect to implement any other changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

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

If we are unable to obtain financing that provides sufficient funds to pay the note to GEI in the amount of $6.4 million as part of our agreement to acquire the Lima Energy Project, we may be forced to renegotiate the terms of the acquisition agreement or eliminate this project from our development and construction plan.

In 2010, the Company acquired from GEI., a related party, all of the outstanding stock of Lima Energy , the project company for the Lima Energy Project.  GEI is considered a related party to the Company since our executive officer and chairman of our board of directors, Harry H. Graves, is also an executive officer and is beneficial holder of 46% of the stock of GEI.  In exchange for Lima Energy stock, the Company issued a senior secured note to GEI in the amount of $6.4 million.  Payment of the consideration for this asset was made with a senior secured note to GEI dated as of June 11, 2010, as amended.  The note carries a 7% per annum accrued interest, and is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or September 30, 2011.  The Company plans to use some of the proceeds from this offering to repay the note plus accrued interest.  If the Company is not able to obtain financing that provides sufficient funds to pay the note by September 30, 2011, then the Company would have to obtain a reasonable extension or renegotiate the payment terms for the note.  If neither of the events occurs, the Lima Energy asset would be subject to reclaim by the seller, which would eliminate this project from our development and construction plans moving forward.  We can give no assurances that we can secure the funding necessary to pay the note or that an extension or suitable renegotiation of the note will occur.

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

For the construction of the Lima Energy Project, Lima Energy entered into an EPC contract with GEC, a related party, to provide main EPC contractor services for the Lima Energy Project.  GEC is responsible for building and testing the Lima Energy Project and training the operators of the Lima Energy Project. GEC in turn has entered into an EPC agreement with ICC, which is not a related party, where ICC will provide general contractor services, and will provide day-to-day execution and implementation, certain construction services and hire additional, separate subcontractors with respect to the Lima Energy Project. The Lima Energy Project is the first gasification project undertaken by ICC and the first project for GEC. The construction and construction management of our Lima Energy Project will be the first constructed by these personnel as a team.

GEC lacks specific gasification facility construction experience, which would be preferred and which absence gives rise to additional construction risk.

If GEC or ICC fail to perform under its contract for any reason, Lima Energy may be forced to engage a substitute contractor, which could result in a significant delay in the construction schedule for the Lima Energy Project, as well as an increase in construction cost.

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

We could be subject to third-party infringement claims if third parties challenge our use of a particular technology, including the E-Gas™ technology used at the Wabash River facility. Any litigation, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, adversely impact prospective off-take customers, require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms or at all.

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

In addition, we believe that our management team has been instrumental in the advancement of gasification and SNG production technologies through the incremental improvement of such technologies and the operational process over their careers with us and other companies. Accordingly, our success in effectively protecting the confidentiality of our sensitive information and know-how will depend in large part upon our ability to retain our current senior management. The loss of the services of certain members of our senior management team could cause significant harm to our competitive position and technical capabilities, prevent or delay the development, construction and operation of our projects, and negatively reflect upon our reputation.

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

Contract provisions in our ten-year off-take agreement with P&G for SNG to be produced at the Lima Energy Project, which was extended by amendment nine times, but which currently has expired and is not in effect, may allow such contracts to be terminated or unfavorably modified, and result in adverse effects on the financial performance of the respective projects.  The next amendment, extending the agreement for one year, continues to be reviewed by P&G, who has recently indicated approval by the first of two internal approval levels. However, as a result of informal discussion between P&G and us, P&G has indicated it intends to execute the next amendment but for the time being will defer execution of the amendment until a clear timeline for advancing the project is known.   We included amendment 10 in the exhibits for completeness, but acknowledge that it is not yet executed.  P&G has indicated that its approval will provide a one-year window for the project to achieve the next contractual milestone.  We can give no assurances that P&G will renew this amendment. We are also exposed to the risk that the counterparties to our long-term off-take agreements will not perform their obligations under such agreements. Should these counterparties fail to perform, we may incur unanticipated losses or the failure may adversely impact our ability to obtain adequate financing for other projects being developed.

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

In addition, there are gasification projects under consideration by companies other than large utilities and industrial companies. Some of these companies may compete with us in the future for customers, sites and government funding. Certain well-known companies, such as General Electric and Shell US Clean Coal Energy, Inc., own the major gasification technologies in the United States and may decide to develop or invest in, or form alliances to develop, gasification or SNG production technologies. These companies may have the manufacturing, marketing, finance and sales capabilities to complete development of gasification projects that could be more competitive than our projects and could be brought to market or constructed more quickly than our projects. To the extent that these companies already have name recognition, their initiatives into gasification technology may enjoy greater market acceptance. Lastly, oil production and petrochemical firms have proposed new plants that have the capability to produce transportation fuels, hydrogen and a wide range of other products. Although these firms are focused on their own needs, they could reduce the available market for the products that can be produced at our gasification facilities. A substantial increase in the number of gasification or IGCC facilities, or the advancement of competing power technologies, could impact our competitive attractiveness, and, therefore, our ability to become profitable.

GEI, or its management, in the future, may decide to pursue gasification and related projects in the United States which may compete with our projects, and our revenue could decline if we are unable to compete successfully.

We do not have any “non-compete” form of agreement between USA Synthetic Fuel and GEI that would prevent GEI from electing to pursue gasification and related projects in the United States.  As a result, we can give no assurance that GEI will not pursue gasification and related projects on their own in the United States at some time in the future.  If GEI does pursue such projects, these would be considered competitive projects to our own projects and could impact our competitive attractiveness, and, therefore our ability to become profitable.

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

If our existing shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our shareholders might sell shares of common stock could also depress the market price of our common stock. There are 75,027,361shares of common stock outstanding, of which only 159,100 shares are freely saleable as of June 30, 2011.  The balance of our issued and outstanding common shares are restricted until the earlier of (i) one year after the filing date of this registration statement; or (ii) six months from the date our shares are listed on the NASDAQ Market if the Company seeks to have, and is successful in having, its shares listed on the NASDAQ Market.  Additional restrictions apply to certain key management shareholdings.  We may in the future issue and register additional shares of our common stock that might be freely transferable at the time of such transaction.

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

During the six months ended June 30, 2011, we issued the following unregistered shares of our common stock:

On April 27, 2011, the Company issued 11,111 shares of common stock to AGS Capital Group, LLC in consideration for legal and documentation services in the amount of $50,000.

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

3.1*	USA Synthetic Fuel Corporation - Restated Certificate of Incorporation

3.2*	Bylaws of USA Synthetic Fuel Corporation

4.1*	Specimen certificate for shares of common stock

10.1**	License Agreement between GEC and Lima Energy

10.2*	Revision to License Agreement between GEC, Lima Energy, and ConocoPhillips, July 30, 2003

10.3*	EPC Agreement Lima Energy Co and Gasification Engineering Corp -

10.4*	Reserved by Company

10.5*	Amended and Restated SNG Purchase and Sale Agreement- August 13, 2007

10.5a*	First Amendment, effective as of January 1, 2008, P&G Restated SNG Agreement

10.5b*	Second Amendment, effective as of June 1, 2008, P&G Restated SNG Agreement

10.5c*	Third Amendment, effective as of July 2008, P&G Restated SNG Agreement

10.5d*	Fourth Amendment, effective as of October 30, 2008, P&G Restated SNG Agreement

10.5e*	Fifth Amendment, effective as of January 1, 2009, P&G Restated SNG Agreement

10.5f*	Sixth Amendment, effective as of April 1, 2009, P&G Restated SNG Agreement

10.5g*	Seventh Amendment, effective as of July 1, 2009, P&G Restated SNG Agreement

10.5h*	Eighth Amendment, effective as of October 1, 2009, P&G Restated SNG Agreement

10.5i*	Ninth Amendment, effective as of April 1, 2010, P&G Restated SNG Agreement

10.5j*	Letter Amendment Definition of Facility, effective October 28, 2008, P&G Restated SNG Agreement

10.5k**	Tenth Amendment, effective as of October XX, 2010, P&G Restated SNG Agreement

10.6*	Form of Indemnification Agreement entered into by and between USA Synthetic Fuel Corporation and each of its directors, executive officers, and key consultants

10.7**	Carbon Dioxide Sales Agreement, dated March 17, 2008, by and between Lima Energy Company and Cambridge Resources, LLC.

10.8*	Stock Purchase Agreement Among USA Synthetic Fuel Corporation, Global Energy, Inc., and Lima Energy Company, June 11, 2010

10.9*	Senior Secured Note by USA Synthetic Fuel Corporation to the order of Global Energy, Inc., June 11, 2010

10.10*	Energy Contract: Barrel of Oil Equivalent (BOE) Purchase & Sale Agreement between Cleantech Energy Company and Interfuel E&P Ltd., June 18, 2010

10.11**	Strategic Alliance Agreement, dated December 21, 2006, between Global Energy, Inc. and Oxbow Carbon & Minerals LLC

10.12**	Draft – Real Estate Acquisition and Development Agreement by and between The City of Lima, Ohio and Lima Energy Company, Dated as of July 1, 2010 – Draft version subject to change

10.13+	First Amendment to Senior Secured Note by USA Synthetic Fuel Corporation to the order of Global Energy, Inc., dated March 15, 2011

10.14+	Investment Agreement between Kodiak Capital Group, LLC and USA Synthetic Fuel Corporation, dated April 6, 2011

10.15+	Registration Rights Agreement between Kodiak Capital Group, LLC and USA Synthetic Fuel Corporation, dated April 6, 2011

10.16++	Reserve Equity Financing Agreement between AGS Capital Group, LLC and USA Synthetic Fuel Corporation, May 16, 2011

10.17++	Registration Rights Agreement between AGS Capital Group, LLC and USA Synthetic Fuel Corporation, May 16, 2011

21.1*	Subsidiaries of USA Synthetic Fuel Corporation

31.1+++	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+++	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+++	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 filed on July 29, 2010

**	Incorporated by reference from Registrant’s Registration Statement on Amendment No. 1 to Form 10 filed on October 21, 2010

+	Incorporated by reference from Registrant’s Annual Report On Form 10-K filed on April 19, 2011

++	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 25, 2011

+++	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2011	USA SYNTHETIC FUEL CORPORATION

By: /s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

By: /s/ Harry H. Graves
Name: Harry H. Graves
Title: Chief Financial Officer