Form 10-Q/A
period 2011-06-30
USA Synthetic Fuel Corp
filed 2011-08-16
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment 1

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

There were 75,027,361 shares of the Registrant’s Common Stock issued and outstanding on August 12, 2011.

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

USASF will launch its integrated business strategy to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations with the following major assets:

•
Lima Energy Company and the Lima Energy Project:  In 2010, the Company acquired from Global Energy, Inc. (“GEI”), a related party, all of the outstanding stock of Lima Energy Company (“Lima Energy”), a subsidiary of the Company and the project company for the Lima Energy Project.  GEI is considered a related party to the Company since our executive officer and chairman of our board of directors, Harry H. Graves, is also an executive officer and is beneficial holder of 46% of the stock of GEI.  In exchange for Lima Energy stock, the Company has agreed to pay GEI $6.4 million which represents the book value of construction-in-progress to date, and GEI has retained a 50% equity interest in Gas 1, the first phase of the Lima Energy Project.  Payment of the consideration for this asset was made with a senior secured note to GEI dated as of June 11, 2010, as amended (the “Note”).  The Note carries a 7% per annum accrued interest, and is payable at the first to occur of (i) $400 million in Lima Energy financing, (ii) an equity offering by us of $75 million or more, or (iii) September 30, 2011.  Management is attempting to secure financing for this project, although we acknowledge that this is not certain, especially in light of the required financing which has not been received.  We can give no assurances that such funding will be secured in 2011 or at all. .  In the event we do not secure such financing, we will seek an extension from GEI.  At its option, GEI may agree to a further extension or require that Lima Energy ownership revert to GEI.  Because the construction in progress is located on land owned by the City of Lima and will only become available for our use when funding for the project is obtained and certain other conditions are met, the entire investment in the asset has been considered impaired by our management and we recognized an impairment charge of $6.4 million for the year ended December 31, 2010.  Lima Energy has agreed that it will complete the project site purchase prior to engaging in any further construction activities at the project site. The Lima Energy Project is being developed in three phases:  Gas 1, Gas 2, which combined are being designed to produce 8.0 million Barrels of Oil Equivalent (“BOE”) per year of pipeline quality synthetic natural gas (“SNG”), and Combined Cycle Gas Turbine (“CCGT”) which is being designed to produce 516 megawatt of electric power, as described in more detail below.  Lima Energy has completed initial construction of 100,000 square feet of engineered concrete and plans to complete construction upon financing.  The Lima Energy Project has been seeking financing for the project since 2006.  The economic downturn commencing in 2007 has provided challenging circumstances for the project financing.

•
Cleantech Energy Company and the Cleantech Energy Project:  The Cleantech Energy Project is being developed by our subsidiary, Cleantech Energy Company (“CEC”).  The projected cost for this Cleantech Energy Project is expected to be approximately $2.3 billion.  Financing for this project has not yet been secured.  The project will be located in Wyoming and it is our intent to use our energy asset of approximately 1.02 billion BOE of solid hydrocarbons.  All of the rights and interest to this energy asset was acquired on June 18, 2010 pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd, an unrelated party, and Cleantech Energy Company, which is described in more detail below.  The Cleantech Energy Project is being designed to produce 30.6 million BOE per year of pipeline quality SNG and to capture and fully utilize the carbon dioxide (“CO2“) produced during the SNG manufacture in enhanced oil recovery and carbon capture and storage applications.

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

Factors Affecting Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-Q.  We are a development stage company and have had no revenues for the period from inception on November 30, 2009 to year end at December 31, 2009, no revenues for the year ended December 31, 2010, and no revenue for the three months or six months ended June 30, 2011.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from operations at our Lima Energy Project which we estimate will be at a minimum approximately twenty-four to thirty-seven months from the closing of funding for our projects.

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-K.

Results of Operations for the three months ended June 30, 2011 and 2010

 Revenues

We had no revenues for the three months ended June 30, 2011 and no revenues for the three months ended June 30, 2010, and do not anticipate any significant revenues for twenty-four to thirty-seven months, following the closing of the funding of our anticipated projects, as stated herein.

Operating Expenses

Our operating expenses include the following:

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2011 totaled $488,841 and for the three months ended June 30, 2010 totaled $233,939.  The primary components of our expenses for the three months ended June 30, 2011 were organizational activities, salary expenses and SEC compliance activities and for the three months ended June 30, 2010 were organizational activities and salary expenses.

Interest Expense

As part of the Lima Energy acquisition, on June 11, 2010, the Company issued a senior secured note to GEI, a related party, for $6.4 million, with 7% per annum accrued interest, which is payable at the first to occur of a $400 million financing in Lima Energy, an equity offering by the Company of $75 million or more, or September 30, 2011. The Company has recorded an expense for this interest for the three months ended June 30, 2011 in the amount of $112,690.  For the three months ended June 30, 2010 the Company recorded an expense of $23,464.

Income Taxes

For the three months ended June 30, 2011 and the three months ended June 30, 2010, there was no provision for income taxes recorded.

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

The net operating loss carryforwards for income tax purposes are approximately $2,382,000 and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Net Loss

For the three months ended June 30, 2011, we experienced a net loss of $601,531, and for the three months ended June 30, 2010 we experienced a loss of $6,696,832, which included the one-time impairment charge of $6,439,429 for the Lima Energy asset.

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

Basic and Diluted Net Loss per Share

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our net loss for the three months ended June 30, 2011 was $0.01 per share and $0.09 per share for the three months ended June 30, 2010.

Net Cash Used by Operating Activities

Our primary uses of funds in operations were payments related to organizational activities, salary expenses, interest expense, and SEC compliance activities for the three months ended June 30, 2011 and payments related to organizational activities and salary expenses for the three months ended June 30, 2010.

Net Cash Used In Investing Activities

We did not engage in investing activities for the three months ended June 30, 2011 or for the three months ended June 30, 2010.

Net Cash Provided by Financing Activities

We received cash from financing activities through advances and loans from shareholders of $41,685 for the three months ended June, 2011 and $15,387 for the three months ended June 30, 2010.

Major Acquisitions

The Company did not make any major acquisitions during the three months ended June 30, 2011.

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

The net operating loss carryforwards for income tax purposes are approximately $2,382,000 and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

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

Cash Position and Outstanding Indebtedness

Our total indebtedness at June 30, 2011 was $8,716,535 consisting of all current liabilities due within the year. Current liabilities consist of accounts payable, advances and loans from related parties, accrued expenses and the note for the acquisition of Lima Energy Company.  At June 30, 2011, we had current assets of $47 in cash. We had long term assets of $1 at June 30, 2011.

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

At this filing date, we have firm commitments for a total of $70 million in equity funding to meet both our project capital requirements and working capital requirements.  This total of $70 million in equity funding is comprised of equity lines of credit of up to $20 million from Kodiak Capital Group LLC (“Kodiak”) and up to $50 million from AGS Capital Group LLC (“AGS”), as described more fully elsewhere in this quarterly report on Form 10-Q.  The $70 million equity capital raise will enable the following to occur:   Lima land purchase and ancillary costs estimated at $2.0 million and Lima project advancement, including site work and further engineering and permit work, in the amount of $3.0 million. The costs are currently contained within the scope of the full construction costs of Gas 1.  The balance of $65.0 million would be used for general corporate purposes.

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

During the quarter ended June 30, 2011, while not written into our Disclosure Controls and Procedures, we began requiring more explicit communications and written consensus and consent between our independent accounting firm or our securities counsel and our senior management.  As of July 15, 2011, we have written this requirement into our formal program wherein we now require with respect to either audited or reviewed financials, the Company must receive written confirmation and approval by the Company’s outside auditors and securities counsel regarding at least each audit and review for our Form 10-K, Form 10-Q and proxy statements prior to filing such documents with the SEC.  There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Prior to this registration, there has been a limited public market for shares of our common stock, with limited trading relating to the 159,100 shares of previously registered common stock referred to as the “public float.”  An active public trading market may not develop following the effective date of this quarterly report on Form 10-Q or, if developed, may not be sustained. The market price of our common stock following this registration, and any possible subsequent listing on the NASDAQ Market or other securities exchange, if and when we are successful in doing so, will be affected by a number of factors, including those discussed above.

Future sales of our common stock by existing shareholders could cause our stock price to decline.

If our existing shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our shareholders might sell shares of common stock could also depress the market price of our common stock. There are 75,027,361shares of common stock outstanding, of which only 159,100 shares are freely saleable as of June 30, 2011.  The balance of our issued and outstanding common shares are restricted until the earlier of (i) one year after the filing date of this quarterly report on Form 10-Q; or (ii) six months from the date our shares are listed on the NASDAQ Market if the Company seeks to have, and is successful in having, its shares listed on the NASDAQ Market.  Additional restrictions apply to certain key management shareholdings.  We may in the future issue and register additional shares of our common stock that might be freely transferable at the time of such transaction.

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

Our current Bylaws contain provisions that could delay or prevent a change of control of our Company or changes in our Board of Directors that our shareholders might consider favorable and limit the price that certain investors might be willing to pay in the future for our securities. Among other things, these provisions:

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

During the three months ended June 30, 2011, we issued the following unregistered shares of our common stock:

On April 27, 2011, the Company issued 11,111 shares of common stock to AGS Capital Group, LLC in consideration for legal and documentation services in the amount of $50,000.  These shares of common stock were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2011	USA SYNTHETIC FUEL CORPORATION

By: /s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

By: /s/ Harry H. Graves
Name: Harry H. Graves
Title: Chief Financial Officer