Form 10-Q/A
period 2010-09-30
USA Synthetic Fuel Corp
filed 2011-08-29
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☐  No ☒
and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

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

Explanatory Statement

The Company is filing this Amendment No. 3 to its quarterly report on Form 10-Q/A for the period ended September 30, 2010 to reflect changes in (a) Part I, Item 4: Controls and Procedures and (b) Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.  We are amending Part I, Item 4 to reflect the determination that our disclosure controls and procedures were ineffective as a result of the restatement of the quarterly report on Form 10-Q/A as filed on May 26, 2011.  We have taken steps to remediate the associated material weakness by requiring more explicit written communication between the Company and our independent accounting firm and our securities counsel.   Other than that, there have been no changes to our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We area amending Part II, Item 2 to delete the previously disclosed information as it was erroneously included.

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2010, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded, at the time of our initial filing on November 15, 2010 and the filing of Amendment 1 on January 7, 2011, of the Form 10-Q for the quarter ended September 30, 2010, that our disclosure controls and procedures were effective as of September 30, 2010.    When we filed our initial Form 10-Q for the period ended September 30, 2010, we believed we had Killman Murrell’s approval to file.   Due to our misunderstanding of the verbal communication, this was not correct as we did not have Killman Murrell’s approval to file.   In January 2011, Killman Murrell resigned as our independent accounting firm and was reappointed to that position in March, 2011. While we do not believe the financial information contained within our Form 10-Q for September 30, 2010 filed with SEC on November 15, 2010 was necessarily incorrect, after Killman Murrell’s reappointment, and after considerable discussion, we agreed with Killman Murrell that we would account for our acquisitions of the BOE energy asset and Lima Energy Company in a more consevative manner for the annual report on Form 10-K for the period ended December 31, 2010 and for all subsequent periods.

Upon subsequent discussions with Killman Murrell and the SEC Staff, we agreed that a restatement of our quarterly report on Form 10-Q for the period ended September 30, 2010 would be necessary.  We filed the amended Form 10-Q reflecting the restatement on May 26, 2011.  The restatement highlighted one time accounting changes for the acquisitions of the BOE energy asset and Lima Energy Company.    Our other accounting items were, and are, limited to recurring and more common transactions going forward.  However, we recognize that a restatement of a quarterly report on Form 10-Q must be treated as an error, and we have now concluded that our disclosure controls and procedures for the period ended September 30, 2010 were ineffective as a result of our misunderstanding the verbal communication with Killman Murrell.   This misunderstanding of the verbal communication between the Company and our independent accounting firm represented a material weakness in our internal control over financial reporting.

In order to remediate this material weakness, we began requiring more explicit communications and written consensus and consent between our independent accounting firm or our securities counsel and our senior management.   Although we considered this requirement to have been in practice on April 19, 2001, and in place upon the filing of our annual report on Form 10-K for the period ended December 31, 2010 as well as in practice for subsequent quarterly periods, we decided to write this requirement into our formal program of internal controls over of financial reporting as of July 15, 2011.

Other than as described above, there have been no changes to our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.  EXHIBITS

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

Dated: August 29, 2011	USA SYNTHETIC FUEL CORPORATION

By: /s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

By: /s/ Harry H. Graves
Name: Harry H. Graves
Title: Chief Financial Officer