Form 10-Q
period 2011-09-30
USA Synthetic Fuel Corp
filed 2011-11-14
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒ No 
and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

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

There were 76,338,859 shares of the Registrant’s Common Stock issued and outstanding on November 14, 2011.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

Assets
	September 30	December 31
	2011	2010
	(unaudited)	(audited)
Current Assets
Cash	$720	$40

Property, Plant & Equipment	6,439,429	6,439,429
Lima Property	(6,439,429)	(6,439,429)
Impairment Reserve	0	0
Property, Plant & Equipment, Net
Other Assets
BOE Energy	1	1
Total Other Assets	1	1

Total Assets	$721	$41

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities
Accounts Payable	$394,825	$116,991
Advances from Related Parties	321,381	226,103
Advances from stockholders	98,700	─
Accrued Expenses	18,345	53,345
Accrued Interest, Note	-	252,990
Payroll Liabilities	1,384,703	732,114
Note Payable	-	6,439,429
Total Current Liabilities	2,217,954	7,820,972

Equity
USA Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 9,925,153 shares authorized, none issued or outstanding	−	─
Series A super voting preferred stock, $0.0001 par value, 2 shares authorized, none issued and outstanding	−	─
Series B preferred stock, $0.0001 par value, 74,845 shares authorized, none issued or outstanding	−	─
Common stock, $0.0001 par value, 300,000,000 shares authorized; 76,138,859 and 75,000,000 shares issued and outstanding, respectively	7,613	7,500
Additional paid-in-capital	7,582,118	311,257
Deficit accumulated during the development stage	(9,806,965)	(8,139,689)

Total USA Stockholders’ Equity (Deficit)	(2,217,234)	(7,820,932)
Non-Controlling interest	1	1
Total Equity (Deficit)	(2,217,233)	(7,820,931)
Total Liabilities and Equity (Deficit)	$721	$41

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three	Three	Nine	Nine	Cumulative Total
	Months	Months	Months	Months	November 30, 2009
	Ended	Ended	Ended	Ended	(Inception)
					to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Operating Expenses
General and Administrative Expenses	$557,830	$293,462	$1,329,206	$1,158,927	$2,776,476
Impairment Expense	−	-	−	6,439,429	6,439,429
Net (loss) from Operation before Taxes	(557,830)	(293,462)	(1,329,206)	(7,598,356)	(9,215,905)

Interest Expense	(112,690)	(113,762)	(338,070)	(137,226)	(591,060)
Provision for Income Taxes	−	−	−	−	−
Net (loss)	$(670,520)	$(407,224)	$(1,667,276)	$(7,735,582)	$(9,806,965)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.10)

Weighted Average Number of Common Shares
Outstanding	75,583,110	75,000,000	75,569,430	75,000,000

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Nine	Nine	Cumulative Total
	Months	Months	November 30,
	Ended	Ended	2009 (Inception)
	September 30,	September 30,	To
	2011	2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,667,276)	$(7,735,582)	$(9,806,965)
Adjustment to reconcile net loss to net cash used in operating activities:
Employee Stock Compensation	−	152,550	170,049
Stock issued for services	240,485	−	240,485
Expenses contributed by shareholder	−	145,000	148,608
Impairment Expense	−	6,439,429	6,439,429

Change in operating liabilities:
Accounts payable	277,834	169,083	394,825
Accrued Expenses	(35,000)	18,345	18,345
Payroll liabilities	652,589	525,162	1,384,703
Accrued Interest	338,070	137,226	591,060
Net Cash (used) in operating activities	(193,298)	(148,787)	(419,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	−	−	100
Stock issued for debt and accrued interest	7,030,489	−	7,030,489
Accrued Interest	(591,060)	−	(591,060)
Note Payable	(6,439,429)	−	(6,439,429)
Advance from stockholders	98,700	−	98,700
Advance from related parties	95,278	148,735	321,381
Net cash provided by financing activities	193,978	148,735	420,181

Net increase (decrease) in cash	680	(52)	720

Cash at beginning of the period	40	100	−

Cash at end of period	$720	$48	$720

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$ −	−	$ −
Income taxes paid	$ −	−	$ −
NON CASH INVESTING AND FINANCING ACTIVITIES
Lima Property	$(6,439,429)	(6,439,429)	(6,439,429)
Note Payable	6,439,429	6,439,429	6,439,429
Other Asset	−	(1)	(1)
Non-Controlling Interest	−	1	1
	$ −	$ −	$ −

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements September 30, 2011 (Unaudited)

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

The consolidated statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the nine-month period ended September 30, 2011.  Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of September 30, 2011 and December 31, 2010, the Company has working capital deficits accumulated during the development stage and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

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

Overview

USA Synthetic Fuel Corporation (“USASF” or the “Company”) is an environmentally focused alternative energy company pursuing clean energy solutions based on gasification and other proven Btu conversion technologies.  USASF is a development stage company and, as of September 30, 2011 had $720 of cash on hand, no inception to date revenues, and there are substantial doubts about the Company’s ability to continue as a going concern. We intend to develop, finance, construct, own and operate gasification, synthetic natural gas, and Fisher Tropsch liquid production facilities, to convert lower value, solid hydrocarbons such as coal, petroleum coke and biomass into higher value, environmentally cleaner energy sources.  These lower value, solid hydrocarbons are one class of feedstock that may be used in gasification processes in order to produce synthetic gas.  Other classes of feedstock that may be used as feedstock to produce synthetic gas include petroleum liquids, petroleum byproducts, asphaltenes, natural gas and other similar gases.  For the purposes of this quarterly statement, hereinafter the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably in the remainder of this quarterly statement.  For this discussion, the terms “lower value” and “higher value” refer to the approximate market cost of the sources on a barrel of oil equivalent basis, which equals an equivalent energy content basis of 5.8 million British thermal units.  The produced energy sources such as synthetic natural gas and liquid transportation fuels are considered to be “environmentally cleaner” because they produce significantly reduced emissions of materials  of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petroleum coke.

USASF plans to launch its integrated business strategy to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations with the following major assets:

•
Lima Energy Company and the Lima Energy Project:  On June 11, 2010, the Company acquired from Global Energy, Inc. (“GEI”), a related party, all of the outstanding stock of Lima Energy Company (“Lima Energy”), a subsidiary of the Company and the project company for the Lima Energy Project.  GEI is considered a related party to the Company since our executive officer and chairman of our board of directors, Harry H. Graves, is also an executive officer and is beneficial holder of 46% of the stock of GEI.  In exchange for Lima Energy stock, the Company has agreed to pay GEI $6.4 million which represents the book value of construction-in-progress to date, and GEI has retained a 50% equity interest in Gas 1, the first phase of the Lima Energy Project.  Payment of the consideration for this asset was made with a senior secured note to GEI dated as of June 11, 2010, as amended (the “Note”).  The Note carries a 7% per annum accrued interest, and is payable at the first to occur of (i) $400 million in Lima Energy financing, (ii) an equity offering by us of $75 million or more, or (iii) September 30, 2011.  While the Company continues to wait for registration statement clearance so that the $70 million in committed equity may be utilized, it negotiated with GEI to clear the Note balance as of the September 30, 2011 due date.  GEI agreed to accept 1,004,356 shares of the Company’s common stock to clear the Note balance and accrued interest.  Accordingly, the Note has been paid in full as of September 30, 2011 and the security on Lima Energy Company has been released.  Because the construction in progress is located on land owned by the City of Lima and will only become available for our use when funding for the project is obtained and certain other conditions are met, the entire investment in the asset has been considered impaired by our management.  The Company recognized an impairment charge of $6.4 million for the year ended December 31, 2010.  Lima Energy has agreed that it will complete the project site purchase prior to engaging in any further construction activities at the project site. The Lima Energy Project is being developed in three phases:  Gas 1, Gas 2, which combined are being designed to produce 8.0 million Barrels of Oil Equivalent (“BOE”) per year of pipeline quality synthetic natural gas (“SNG”), and Combined Cycle Gas Turbine which is being designed to produce 516 megawatt of electric power, as described in more detail below.  Lima Energy has completed initial construction of 100,000 square feet of engineered concrete and plans to complete construction upon financing.  The Lima Energy Project has been seeking financing for the project since the initial construction was completed in 2006.  The economic downturn commencing in 2007 has provided challenging circumstances for the project financing.  However, management continues to work to secure financing for the project in 2011, although we acknowledge that this is not certain, and we can give no assurances that such funding will be secured.

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

•
Solid hydrocarbon energy asset:  The Cleantech Energy Project will be located in Wyoming, and we plan to use the energy asset of approximately 1.02 billion BOE of solid hydrocarbons.  All of the rights and interest to this energy asset was acquired on June 18, 2010 pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd, an unrelated party, and Cleantech Energy Company.  Interfuel E&P Ltd. is a private company with stockholders from Europe, North America, and Asia Pacific regions, focused on solid hydrocarbon energy resource transitions worldwide.  Its current focus is in China, U.S., Australia, European, and South American markets. Mr. Graves, our Chairman and CFO, is a 17% stockholder in Interfuel E&P Ltd.  This energy asset is located in Wyoming adjacent to our planned Cleantech Energy Project.  Cleantech Energy Company issued 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.   In future periods when the BOE asset is utilized in the gasification process, Cleantech Energy Company will record an expense of $0.70 per BOE with a corresponding increase in our paid in capital.  Once commercial operations have begun, the preferred stock will earn a 5% annual dividend payable on a quarterly basis. Annual redemptions of preferred stock will be dependent on the net income of Cleantech Energy Company.  Provided there is net income in a given year, Cleantech Energy Company has the option to redeem such amount of preferred shares that is equal to not less than 7% and not more than 10% of net income in that year. Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time, or, at the option of Cleantech Energy Company, may be converted to Cleantech Energy Company’s common shares, according to this formula:  for every one percent (1%) of the original estimated value of preferred shares (1,020,058,000 BOE X $.70=$714,040,600) that is remaining at that time, Interfuel will be entitled to one-half of one percent (0.5%) of common shares then issued and outstanding in Cleantech Energy Company. Additionally, Cleantech Energy Company will pay $70 million to Interfuel upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production. This solid hydrocarbon asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin coal. The 1.02 billion BOE equals the energy content of the net tons of Powder River Basin coal referred to here and represents a 25 year, low cost feedstock supply for the Cleantech Energy Project.  Because the Cleantech Energy Project is adjacent to the solid hydrocarbon energy asset, transportation expenses will be minimized for this project, resulting in an additional economic advantage for the project.

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

Our goal is to develop and construct ultra clean Btu Conversion and SNG production facilities in the United States.   Over the next four years we will require substantial capital resources to fund construction and financing costs relating to the development of our principal projects. Capital requirements for full construction of Gas 1, Gas 2 and Combined Cycle Gas Turbine are expected to be approximately $497.0 million, $1.02 billion, and $627.3 million, respectively. Additional capital requirements for the full construction of Cleantech Energy Project are expected to be approximately $2.3 billion. We have not yet entered into fixed price engineering, procurement and construction (“EPC”) arrangements with respect to our Cleantech Energy Project, but have considered the possibility of entering into general services agreements with a third party to provide EPC services with respect to such project. As stated elsewhere in this quarterly report on Form 10-Q, our basic strategy is to have our projects contract with Gasification Engineering Corporation (“GEC”), a related party, to provide EPC services.  In turn, GEC will contract with a third-party general contractor to provide Design-Build EPC services, as defined by the Design-Build Institute of America which include engineering as part of their team services. We believe this approach should allow us more directly to control and manage the EPC services ourselves, thereby giving us greater control over the expenditures associated with a project. We believe this approach will result in lower project costs and shorter schedules.  We believe this type of contracting approach will provide mechanisms to manage cost, schedule and performance, and to provide appropriate guarantees and a pool of funds to cover liquidated damage requirements.  When warranted, GEC may structure the Design-Build contract as a “fast track” contract instead of a fixed price agreement.  While a fixed price structure establishes a guaranteed price at the outset, the fast-track approach begins on a time and material basis.  When an agreed amount of progress has been made and the project cost is better known, it can be converted to a fixed price basis for the remainder of work.  Cost escalation risk shifts from the owner during the early portion to the contractor in the later portion.  The project company, as the project owner, will generally have its own rationale and justification for the fast-track approach.  Neither we nor GEC are currently negotiating a "fast-track" EPC contract for any project currently in development; nor have we concluded definitively that we will enter into such a contract.  As a result, project costs for the Cleantech Energy Project are based upon our internal estimates. We intend to finance a significant amount of the funds necessary for the construction of our projects through a mix of equity and debt, which will consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt. As a result, we will be highly leveraged and our assets will be subject to forfeiture upon any default on project-specific debt.

Factors Affecting Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-Q.  We are a development stage company and have had no revenues for the period from inception on November 30, 2009 to year end at December 31, 2009, no revenues for the year ended December 31, 2010, and no revenue for the three months or nine months ended September 30, 2011.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from operations at our Lima Energy Project which we estimate will be at a minimum approximately twenty-four to thirty-seven months from the closing of funding for our projects.

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

Results of Operations for the three months ended September 30, 2011 and 2010

Revenues

We had no revenues for the three months ended September 30, 2011 and no revenues for the three months ended September 30, 2010, and do not anticipate any significant revenues for twenty-four to thirty-seven months, following the closing of the funding of our anticipated projects, as stated herein.

Operating Expenses

Our operating expenses include the following:

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2011 totaled $557,830 and for the three months ended September 30, 2010 totaled $293,462.  The primary components of our expenses for the three months ended September 30, 2011 were salary expenses, professional fees, and SEC compliance activities and for the three months ended September 30, 2010 were salary expenses and SEC compliance activities.

Interest Expense

As part of the Lima Energy acquisition, on June 11, 2010, the Company issued a senior secured note to GEI, a related party, for $6.4 million, with 7% per annum accrued interest, which is payable at the first to occur of a $400 million financing in Lima Energy, an equity offering by the Company of $75 million or more, or September 30, 2011. The Company has recorded an expense of $112,690 for this interest for the three months ended September 30, 2011.  For the three months ended September 30, 2010 the Company recorded an expense of $113,762.  At September 30, 2011, the Note balance of principal and interest was cleared by the issuance of 1,004,356 shares of common stock to GEI.

Income Taxes

For the three months ended September 30, 2011 and the three months ended September 30, 2010, there was no provision for income taxes recorded.

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

The net operating loss carryforwards for income tax purposes are approximately $3,052,000 and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Net Loss

For the three months ended September 30, 2011, we experienced a net loss of $670,520, and for the three months ended September 30, 2010 we experienced a loss of $407,224.

We anticipate losses from operations will increase during the next twelve months due to anticipated increases in payroll expenses as we add necessary staff, and project development expenses. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses.

Basic and Diluted Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our net loss for the three months ended September 30, 2011 was $0.01 per share and $0.01 per share for the three months ended September 30, 2010.

Net Cash Used by Operating Activities

Our primary uses of funds in operations were payments related to salary expenses, professional fees (including legal and accounting fees), interest expense, and SEC compliance activities for the three months ended September 30, 2011 and payments related to salary expenses and SEC compliance activities for the three months ended September 30, 2010.

Net Cash Used In Investing Activities

We did not engage in investing activities for the three months ended September 30, 2011 or for the three months ended September 30, 2010.

Net Cash Provided by Financing Activities

We received cash from financing activities through advances from stockholders of $63,100 for the three months ended September, 2011 and $131,329 for the three months ended September 30, 2010.

Major Acquisitions

The Company did not make any major acquisitions during the three months ended September 30, 2011.

Results of Operations for the nine months ended September 30, 2011 and September 30, 2010

Revenues

We have no revenues for the nine months ended September 30, 2011 and no revenues for the nine months ended September 30, 2010, and do not anticipate any significant revenues for twenty-four to thirty-seven months following the closing of the funding of our anticipated projects, as stated above.

Operating Expenses

Our operating expenses include the following:

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2011 totaled $1,667,276 and for the nine months ended September 30, 2010 totaled $1,158,927.  The primary components of our expenses for the nine months ended September 30, 2011 were salary expenses, professional fees and SEC compliance activities and for the nine months ended September 30, 2010 were organizational activities, salary expenses and SEC compliance activities.

Interest Expense

As part of the Lima Energy acquisition on June 11, 2010 as amended, the Company issued a senior secured note to GEI (“the Note”), a related party, for $6.4 million, with 7% per annum accrued interest, which is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or September 30, 2011. The Company has recorded an expense for this interest for the nine months ended September 30, 2011 in the amount of $338,070.  For the nine months ended September 30, 2010 the Company recorded an expense of $137,226.  At September 30, 2011, the Note balance of principal and interest was cleared by the issuance of 1,004,356 shares of common stock to GEI.

Income Taxes

For the nine months ended September 30, 2011 and the nine months ended September 30, 2010, there was no provision for income taxes recorded.

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

The net operating loss carryforwards for income tax purposes are approximately $3,052,000 and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Net Loss

For the nine months ended September 30, 2011, we experienced a net loss of $1,667,276, and for the nine months ended September 30, 2010 we experienced a loss of $7,735,582, which included the one-time impairment charge of $6,439,429 for the Lima Energy asset.

We anticipate losses from operations will increase during the next twelve months due to anticipated increases in payroll expenses as we add necessary staff and project development expenses. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses.

Basic and Diluted Net Loss per Share

Our net loss for the nine months ended September 30, 2011 was $0.02 per share and $0.10 per share for the nine months ended September 30, 2010.

Liquidity and Capital Resources

We have had no revenues since inception, and no revenues for the period ended September 30, 2011.  As of September 30, 2011, we have $720 of cash.  We have obtained cash for operating expenses through advances from stockholders.  While the technology we intend to utilize is currently operational at some facilities in the United States, we do not yet have an operating commercial facility, and we anticipate it will be approximately twenty-four months and thirty-seven months from the date of the project’s financing until the Combined Cycle Gas Turbine phase or Gas 1 phase, respectively, are constructed and operational at our Lima Energy Project.  Once the first phase is completed and fully operational, we should begin to receive revenues from plant operations, but we cannot predict exactly when those revenues will start. We expect to commence commercial operation of Gas 1 within approximately thirty-seven months from the date of Gas 1 project financing and of Combined Cycle Gas Turbine within approximately twenty-four months from date of Combined Cycle Gas Turbine project financing.

Net Cash Used by Operating Activities

Our primary uses of funds in operations were payments related to organizational activities, salary expenses, interest expense, and SEC compliance activities for the nine months ended September 30, 2011 and payments related to organizational activities and salary expenses for the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, we reclassified $35,000 of accrued liabilities to accounts payable.

Net Cash Used In Investing Activities

We did not engage in investing activities for the nine months ended September 30, 2011 or for the nine months ended September 30, 2010.

Net Cash Provided by Financing Activities

We received cash from financing activities through advances from stockholders of $193,978 for the nine months ended September, 2011 and $148,735 for the nine months ended September 30, 2010.

Major Acquisitions

The Company did not make any major acquisitions during the nine months ended September 30, 2011.

Cash Position and Outstanding Indebtedness

Our total indebtedness at September 30, 2011 was $2,217,954, consisting of current liabilities due within the year. Current liabilities consist of accounts payable, advances from related parties  and accrued expenses.  At September 30, 2011, we had current assets of $720 in cash. We had long term assets of $1 at September 30, 2011.

Contractual Obligations

As part of the Lima Energy acquisition, the Company issued a senior secured note, as amended, to GEI, a related party, for $6.4 million with 7% per annum accrued interest, which, as amended, is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or September 30, 2011.  The senior secured note with accrued interest, totaling $7,030,489, was repaid on September 30, 2011 by the issuance of 1,004,356 shares of the Company’s common stock to GEI.

Future Capital Requirements

The Company has focused its efforts to date in 2011 on obtaining capital to fund its project development and construction activity.  Our current business plan calls for new investment capital to fund our operations for the next twelve to twenty four months or until commercial operations at Lima Energy commence.  Accordingly, we need to raise capital to provide working capital for the next two years in order to meet our funding commitments and business plan objectives.

At this filing date, we have commitments for a total of $70 million in equity funding to meet both our project capital requirements and working capital requirements.  This total of $70 million in equity funding is comprised of equity lines of up to $20 million from Kodiak Capital Group LLC (“Kodiak”) and up to $50 million from AGS Capital Group LLC (“AGS”), as described below.  The $70 million in equity capital will be utilized as follows:  $2 million for Lima land purchase, $2 million for the Technology Innovation Center, $10 million to advance the Lima Energy project site, engineering and permit work, $10 million to advance the Cleantech Energy site, engineering, licensing and permit work, and the balance of $46 million for general corporate purposes.

Our ability to obtain up to $20 million in equity funding from Kodiak and up to $50 million in equity funding from AGS is contingent on the Company filing registration statements for the resale of all registrable securities called for by the Investment Agreement between Kodiak and USASF dated April 6, 2011 and the Reserve Equity Financing Agreement between AGS and USASF dated May 16, 2011.  The registration statements must be declared effective by the SEC and remain effective for the Company to access the equity lines.

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

On May 12, 2011, the Company filed a registration statement on Form S-1 with the SEC covering the resale of up to 5,000,000 shares of our common stock issuable to Kodiak for investment banking services pursuant to an investment agreement and registration rights agreement with Kodiak , a New York-based institutional investor, signed on April 6, 2011, and pursuant to which we have the right to put to Kodiak up to $20 million in shares of our common stock based on a pre-determined formula.  Kodiak has committed to invest up to $20 million in the Company over a 6-month period, subject to certain conditions, at the Company's discretion.  As of the date hereof, we have received a letter from SEC with comments regarding the Registration Statement on Form S-1, and we are working to resolve these comments, although we can give no assurance that this will occur soon or at all.   Once the registration statement is effective, of which there is no assurance, Kodiak is obligated to purchase shares of the Company's common stock from time to time at the Company's discretion. Kodiak’s commitment provides the company with the flexibility to obtain capital in increments of up to $5 million over a six month period as growth capital is needed. The facility sets the purchase price at 70% of the volume weighted average price over five consecutive trading days as reported by Bloomberg. The Company expects to fully utilize the $20 million in order to accelerate project milestones and fund corporate growth. The Company can terminate the agreement at any time without cost or penalty.

On October 21, 2011, the Company signed an engagement letter with an unrelated third party to act as an advisor and provide investment banking services including arranging a bond or note financing based on the BOE Energy asset in the amount of $350 million, which will be used to advance USASF projects and provide general growth capital for the Company.

On February 14, 2011, the Company signed an engagement letter with an unrelated third party to act as an advisor to assist the Company to identify a lender and secure a convertible note facility for Lima Energy in the amount of $30 million, which will be used to advance project milestones for Lima Energy and provide other working capital for the Lima Energy project as it moves forward.

On January 12, 2011, the Company entered into a non-binding term sheet with Socius CG II, a subsidiary of Socius Capital Group, for a commitment of up to $10 million in equity capital contingent upon the Company’s listing on the NASDAQ exchange, for which the Company currently intends to apply.

Our cash requirements depend on many factors, including the pace of our project development activities, and the employee team, build-up to drive our future growth. Over the next four years, we expect to make significant expenditures to expand our projects currently under development and construction and to bring them into commercial operation. We expect to incur total project costs of $497.0 million for full construction of Gas 1, $1.02 billion for full construction of Gas 2, $627.3 million for full construction of Combined Cycle Gas Turbine, and $2.3 billion for full construction of Cleantech Energy Project to bring each project into commercial operation.

We intend to finance a significant amount of the costs of these projects through a mix of equity and debt, which will consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt.  We will require substantial capital resources to fund the project costs related to our development and construction plan. Our ability to obtain adequate funding for our development and construction plan as well as for our working capital needs will depend on a variety of factors and cannot be guaranteed. We plan to focus on the $70 million equity capital to begin the financing for the Lima Energy Gas 1 phase, and then turn to the $400 million of Ohio Air Quality Development Authority bonds. While we have substantially completed the draft documentation for the Oho Air Quality Bonds, including the Offering Memorandum, Trust Agreement, Mortgage Security Agreement, and Deposit Account Pledge and Control Agreement, we have shifted the timing for the placement of the bonds because of our plan to utilize equity capital first.  Management believes that this strategy would make the placement of the debt a more efficient process. While under the auspices of Ohio Air Quality Development Authority, the bond proceeds will be used by Lima Energy to complete construction of Lima Energy GAS 1 which is a cleantech facility being designed to deliver low cost SNG to Procter & Gamble Paper Products Company (“P&G”) under a long term contract and other customers. We anticipate that the equity capital will be available in the fourth quarter 2011, although we can give no assurances that this will occur.

As the economy improves, we anticipate that the market for low cost clean energy and cleantech facilities such as Lima Energy Gas 1, will also improve.  The long term agreement for the sale of SNG to P&G, which was extended by amendment nine times, but which currently has expired and is not in effect,  is for approximately half of the SNG to be produced from Gas 1.  The next amendment, extending the agreement for one year, continues to be reviewed by P&G.  It is management’s belief that P&G remains an advocate for low cost clean energy as evidenced by the long term contract for SNG.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T.  CONTROLS AND PROCEDURES

As of September 30, 2011, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Our controls and procedures provide for full flow of information to Company management, especially to the Chief Executive Officer and Chief Financial Officer, and our evaluation shows we are able to meet our reporting obligations under the Exchange Act Rules stated above. While our disclosure controls and procedures are effective, we recognize that continued improvement is desired in the areas of management oversight, control of documentation being produced, and review of such control documentation when it is produced.  A policy and procedure directive has been established to seek improvement in this area.

During the quarter ended June 30, 2011, while not written into our Disclosure Controls and Procedures, we began requiring more explicit communications and written consensus and consent between our independent accounting firm or our securities counsel and our senior management.  During the quarter ended September 30, 2011, specifically as of July 15, 2011, we have written this requirement into our formal program wherein we now require, with respect to either audited or reviewed financials, that the Company must receive written confirmation and approval by the Company’s outside auditors and securities counsel regarding at least each audit and review for our Form 10-K, Form 10-Q and proxy statements prior to filing such documents with the SEC.  There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time be involved in legal proceedings in the ordinary course of our business. We are not currently a party to any material litigation and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

ITEM 1A.  RISK FACTORS

Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the period indicated are disclosed below.

During the three months ended September 30, 2011, we issued the following unregistered shares of our common stock:

On September 23, 2011, we issued 107,142 shares of our common stock to Wakabayashi Fund, LLC in consideration for public relations services in the amount of $139,285. These shares of common stock were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On September 30, 2011, we issued 1,004,356 shares of our common stock to Global Energy, Inc. to clear the senior secured note balance of principal and interest totaling $7,030,489 at September 30, 2011. These shares of common stock were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.

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

Dated: November 14, 2011	USA SYNTHETIC FUEL CORPORATION

By: /s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

By: /s/ Harry H. Graves
Name: Harry H. Graves
Title: Chief Financial Officer