Form 10-K
period 2011-12-31
USA Synthetic Fuel Corp
filed 2012-04-20
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number 000-54044

USA SYNTHETIC FUEL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	13-3995258
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

312 Walnut Street, Suite 1600	45202
Cincinnati, Ohio	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (513) 762-7870

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	OTCQB

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.       Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition or “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Small Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter, or  June 30, 2011 as quoted on the OTCQB was $234,919,037.    For purposes of this computation, all executive officers, directors and beneficial owners of 10% or more of our common stock are considered to be affiliates.

As of April 16, 2012, there were 76,425,248 shares outstanding of the Registrant’s common stock.

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

Our Company

USA Synthetic Fuel Corporation (“USASF” or the “Company”) is an environmentally focused alternative energy company pursuing clean energy solutions based on gasification and other proven Btu conversion technologies.  USASF is a development stage company and, as of December 31, 2011, had $1,117 of cash on hand, no inception to date revenues, and there are substantial doubts about the Company’s ability to continue as a going concern.  We intend to develop, finance, construct, own and operate gasification, synthetic natural gas, and Fischer Tropsch liquid production facilities, to convert lower value, solid hydrocarbons such as coal, petroleum coke (“petcoke”) and biomass into higher value, environmentally cleaner energy sources.  These solid hydrocarbons are one class of feedstock that may be used in gasification processes in order to produce synthetic gas (“SG”).  Other classes of feedstock that may be used as feedstock to produce synthetic gas include petroleum liquids, petroleum byproducts, asphaltenes, natural gas and other similar gases.  For the purposes of this annual report on Form 10-K, hereinafter the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably in the remainder of the annual report on Form 10-K.

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

Based on the knowledge, expertise and operational experience of our technical and management team, as well as our focus on gasification technology as a business, we believe we have the team in place to become an experienced gasification and alternative energy company.  The Company will utilize the knowledge, expertise and operational experience base of its management and technical team in addition to licensing third party technology rights in order to develop its projects in the United States and to market cost-competitive products such as synthetic natural gas, as well as electricity, and possibly hydrogen, diesel, and related products. The Company will seek to secure profitable off-take agreements and to operate its projects such that its product sales will produce attractive returns and cash flows, thereby creating shareholder value.

USASF has entered into agreements and acquired major project and solid hydrocarbon energy assets to launch its integrated business strategy to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations.  The Lima Energy Project and the Cleantech Energy Project (both described more fully below) are being developed to produce a total of up to 38.6 million Barrels of Oil Equivalent (“BOE”) of synthetic natural gas annually, or 8.0 million BOE and 30.6 million BOE, respectively, as well as up to 516 megawatt of electric power from the Lima Energy Project.  Our strategy is to be an integral part of United States energy policy aimed at energy independence while, at the same time, providing for the ethical stewardship of the earth and its resources and creating shareholder value.  It is management’s belief that we were among the first in the gasification and energy industries to advocate for carbon capture and storage of carbon dioxide (“CO2”) at our facilities.  While we cannot guarantee complete success in our carbon capture and storage plans, to the extent possible, we intend to bring pre-combustion carbon capture and storage technology to our projects in the United States.  USASF will launch its integrated business strategy to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations with the following major assets:

•
Lima Energy Project:  On June 11, 2010, the Company entered into an agreement and acquired from Global Energy, Inc. (“GEI”), a related party, all of the outstanding stock of Lima Energy Company (“Lima Energy”), the project company for the Lima Energy Project.  GEI is considered a related party to the Company since our executive officer and chairman of our board of directors, Harry H. Graves, is also an executive officer and is beneficial holder of 46% of the stock of GEI.  In exchange for Lima Energy stock, the Company has agreed to pay GEI $6.4 million which represents the book value of construction-in-progress to date, and GEI has retained a 50% equity interest in Gas 1, the first phase of the Lima Energy Project.  Payment of this consideration was made with a senior secured note to GEI dated as of June 11, 2010, as amended (the “Note”).  The Note carries a 7% per annum accrued interest, which is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or September 30, 2011.  The Company negotiated with GEI to clear the Note balance as of the September 30, 2011 due date.  GEI agreed to accept 1,004,356 shares of the Company’s common stock to clear the Note balance and accrued interest.  Accordingly, the Note has been paid in full as of September 30, 2011 and the security on Lima Energy Company has been released.  The construction in progress is located on land owned by the City of Lima and will only become available for use by the Company when funding for the project is obtained and certain other conditions are met; therefore the entire investment in the asset is considered impaired by the Company’s management. The Company has recognized an impairment charge of $6.4 million.  Lima Energy has agreed that it will complete the project site purchase prior to engaging in any further construction activities at the project site.  The Lima Energy Project will be developed in three phases:  Gas 1, Gas 2 and Combined Cycle Gas Turbine, as described in more detail below.  The project costs for these three phases of the Lima Energy Project are expected to be approximately $497.0 million (Gas 1), $1,020 million (Gas 2) and $627.3 million (Combined Cycle Gas turbine), for a total for all three phases of approximately $2.15 billion.  Note that project costs include capital, engineering, procurement and construction (“EPC”) and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.

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

The Lima Energy project issued a contract to Roberts & Schaefer to design and build the solid material handling portion of the facility in September 2004.  Following design work, the project issued a contract to Industrial Construction Company, not a related party, in the third quarter of 2005 to construct the foundation for the Fuel Storage Building.  Construction of the 100,000 square foot pile supported foundation was completed in the first half of 2006.  During work on the foundation, the project evaluated Industrial Construction Company’s performance and qualifications and awarded a design-build contract to them for the entire project.  The design-build team consists of Industrial Construction Company plus two engineering firms, SSOE Group and Sega, Inc., none of which are related parties to USASF or GEI.  The design-build team has advanced the engineering design and planning for the project, and regularly supported meetings and due diligence briefings with various financial institutions on an on-going basis. In addition to construction of the foundation, the Industrial Construction Company contract included site clearing and preparation, demolition of buildings and foundations remaining from earlier use on the 63 acre brownfield site.  Industrial Construction Company, SSOE Group and Sega, Inc. are discussed more fully in  Item 1, Business; Project Descriptions; Lima Energy Project; Engineering, procurement and construction.  Demolition was halted and Industrial Construction Company demobilized from field construction, but not engineering support, in the fourth quarter of 2006 pending availability of further financing.

We expect to commence commercial operation of Gas 1 within approximately 37 months from the date of Gas 1 project financing and of the Combined Cycle Gas Turbine project within approximately 24 months from date of Combined Cycle Gas Turbine project financing. Successfully financing these two phases will enable us to resume field work on both while facilitating financing for Gas 2.  The Lima Energy Project has been seeking financing for the project since 2006.  The economic downturn commencing in 2007 has provided challenging circumstances for the project financing.  However, management is attempting to secure financing for the project as soon as possible, although we acknowledge that this is not certain, especially in light of the required financing which has not been received.  We can give no assurances that such funding will be secured in the near term, or at all.

Cleantech Energy Project:  This project is being developed by our subsidiary, Cleantech Energy Company.  The project cost for this Cleantech Energy Project is expected to be approximately $2.3 billion.  Note that project costs include capital, engineering, procurement and construction (“EPC”) and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.  Financing for this project has not yet been secured.  The Cleantech Energy Project will be located in Wyoming, and we plan to use the energy asset of approximately 1.02 billion BOE of solid hydrocarbons.  On June 18, 2010, Cleantech Energy Company  purchased all of the right, title and interest in and to the energy asset, and all solid hydrocarbon BOE contained therein, and all other rights in and to the energy asset, including but not limited to the rights to produce the solid hydrocarbon from the property for commercial use from Interfuel E&P Ltd. pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd, an unrelated party, and Cleantech Energy Company.  Interfuel E&P Ltd. is a private company with shareholders from Europe, North America, and Asia Pacific regions, focused on solid hydrocarbon energy resource transitions worldwide.  Current focus is in China, U.S. Australia, European, and South American markets. Mr. Graves, the Company’s Chairman and CFO, is a 17% shareholder in Interfuel E&P Ltd.   This solid hydrocarbon BOE energy asset is located adjacent to Cleantech Energy’s proposed Cleantech Energy Project, an ultra clean Btu conversion project that is being designed to produce 30.6 million BOE/yr of pipeline quality SNG and capture and fully utilize the CO2 produced during the SNG manufacture. The Company believes this solid hydrocarbon energy asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin coal.  Cleantech Energy Company issued 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.   In future periods when the BOE asset is utilized in the gasification process, Cleantech Energy Company will record an expense of $0.70 per BOE with a corresponding increase in the Company’s paid in capital.  Once commercial operations have begun, the preferred stock will earn a 5% annual dividend, commencing on the commercial operations date, payable on a quarterly basis. Annual redemptions of preferred stock will be dependent on the net income of Cleantech Energy Company.  Provided there is net income in a given year, Cleantech  Energy Company has the option to redeem such amount of preferred shares that is equal to not less than 7% and not more than 10% of net income in that year. Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time, or, at the option of Cleantech Energy Company, may be converted to Cleantech Energy Company’s common shares, according to this formula:  for every one percent (1%) of the original estimated value of preferred shares (1,020,058,000 BOE X $.70=$714,040,600) that is remaining at that time, Interfuel will be entitled to one-half of one percent (0.5%) of common shares then issued and outstanding in Cleantech Energy Company. Additionally, Cleantech Energy will pay $70 million to Interfuel upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production.  In the event Cleantech Energy Company does not commence construction of the Cleantech Energy Project for any reason other than willful misconduct by June 18, 2012 (or, if extended for one year, by June 18, 2013), Interfuel E&P Ltd. may terminate the contract resulting in an unwinding of the transaction pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement whereby Cleantech Energy Company would re-convey the energy asset to Interfuel E&P Ltd., which then would return the preferred shares to Cleantech Energy  Company.  While we believe the parties intend to mutually extend the agreement if necessary, we can give no assurances of that or that the construction of the Cleantech Energy Project will commence by this deadline and, as a result, we may not be able to receive commercially feasible quantities of the solid hydrocarbon which may have a negative impact on this project as discussed below.

•
We do not own proven or probable reserves in connection with any of our projects nor do we know if it is commercially feasible to receive a sufficient quantity of BOE from our solid hydrocarbon energy asset to support the development and operation of our Cleantech Energy Project.  Construction of the Cleantech Energy Project will depend, in part, upon our confirmation that it is economically feasible to extract a sufficient quantity of BOE from the solid hydrocarbon energy asset and upon future delivery of the solid hydrocarbon energy asset to support the development and operation of that project. If we determine that we will be unable to extract a sufficient quantity of BOE from the energy asset or if we are unable to receive a sufficient quantity of solid hydrocarbons from this energy asset to justify the construction of the Cleantech Energy Project, we may decide to redesign, relocate, develop alternate feedstock supplies, delay, or elect not to proceed on the development of this, or another, project.  Furthermore, if we determine that it is not commercially feasible to receive our solid hydrocarbon energy asset, we may be required to write off the value of the asset or to record an impairment or other charge on our consolidated financial statements that could have a material adverse effect on our business, financial condition and results of operations.

 Cleantech Energy Company plans to engage a contract production company to permit, finance, own and operate a facility to extract the solid hydrocarbon and deliver it to Cleantech Energy Company.  The third party solid hydrocarbon production operation, once permitted by the State of Wyoming, will essentially be a surface mining operation.  There are three seams of solid hydrocarbon, each overlain by overburden soil of varying depths – ranging from zero to over 100 feet.  The method and sequencing of overburden removal and stockpiling will be developed by the production company and described in detail in its application to the State of Wyoming.  While the initial operation of the facility will utilize the shallowest seam of coal, the production plan will seek to avoid or minimize repeated handling of overburden, and to optimize production of all seams in a given area methodically and optimally across the over 8600 acre leasehold. As the facility currently is planned to be located at a suitable location within the leasehold site area, transport of solid hydrocarbon to the facility will most likely be by conveyor, backed up by large capacity truck, as appropriate.  Our current plan calls for feedstock to be delivered into covered structures in accordance with state requirements, for weather protection and to facilitate blending for optimum feedstock composition. We have not yet identified or engaged a contract production company to permit, finance, own and operate a facility to extract the solid hydrocarbon and deliver it to the Cleantech Energy Project.  Preliminary discussions with potential production companies have indicated an estimated extraction cost of between $7.50 and $10.00 per ton for the Powder River Basin coal of the solid hydrocarbon energy asset.  This is consistent with the $9.23 per ton and $10.68 per ton costs for extraction of Powder River Basin coal as reported by Arch Coal, Inc. in its press releases announcing its results for the second quarter of 2010 and third quarter of 2011, respectively(52, 53).  This is an estimate only, and we cannot guarantee that the extraction costs we incur will be consistent with this estimate.

The Cleantech Energy Project is being designed to produce 30.6 million BOE per year of pipeline quality synthetic natural gas and to capture and fully utilize the carbon dioxide produced during the synthetic natural gas manufacture.  Engineering, technology licensing, and permit planning for this facility are progressing as described below and elsewhere in this annual report on Form 10-K.

•
Solid hydrocarbon energy asset:  The Cleantech Energy Project will be located in Wyoming, and we plan to use the energy asset of approximately 1.02 billion BOE of solid hydrocarbons.  On June 18, 2010, Cleantech Energy Company  purchased all of the right, title and interest in and to the energy asset, and all solid hydrocarbon BOE contained therein, and all other rights in and to the energy asset, including but not limited to the rights to produce the solid hydrocarbon from the property for commercial use from Interfuel E&P Ltd. pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd, an unrelated party, and Cleantech Energy Company .  This energy asset is located in Wyoming adjacent to our planned Cleantech Energy Project.  Mobil Mining and Minerals Company, which is not a related party to, and has no overlapping ownership interests with, either USASF or GEI, held the rights to the BOE energy asset and conducted the exploratory drilling during the time period from 1974 through 1981.  Mobil Mining and Minerals Company, a subsidiary of Mobil Corporation until its divestiture in 1996, was engaged in the business of mining and selling minerals including coal, phosphate rock, and fertilizers as well as sulfur recovered from Mobil Corporation’s operations.    At that time, Mobil Corporation (the parent company) was the second largest U.S. oil producer, behind Exxon Corporation.  Mobil Corporation and Exxon Corporation merged forming Exxon Mobil Corporation on November 30, 1999 in a transaction that valued Mobil Corporation at approximately $80 billion.  Because Mobil Mining and Minerals Company was a subsidiary, specific information on it is not readily available.  In the late 1970s and early 1980s, it owned leases on approximately 8600 contiguous acres in the Johnson County, Wyoming portion of the Powder River Basin coal region.  Powder River Basin coal has classical sub-bituminous characteristics.  The State of Wyoming owns all coal resources and leases them to companies.  The lease represents a right to produce the coal.  Once the coal is produced, it is owned by the lease holder or their designee.  Mobil conducted an assessment of the holding between 1974 and 1981, drilling over 400 holes spread across the acreage.  Those drilling records include a report characterizing the coal deposits.  These drill holes provided representative data on the aerial extent, depth and thickness of the three primary coal seams (Healy, Cameron, UCross), as well as proximate and ultimate analysis of representative samples from each seam.    Sometime after the drilling program, Mobil Mining and Minerals Company elected to divest these holdings for their own corporate reasons at that time, and Stoltz, a private investor, acquired the leases from Mobil Mining and Minerals Company.

GEI acquired the leases from Stoltz who indicated, at that time, their belief that a maximum of 694.9 million gross tons, and most likely 521.0 million potentially recoverable tons, of Powder River Basin coal could be expected to be produced from the total acreage.  After Global Energy, Inc. acquired the leases from Stoltz, it commissioned Weir International, Inc. to prepare an updated, more definitive, report of the holdings and recoverable resources.  GEI made the drilling records available to Weir International, Inc. who prepared maps of each seam, depicting drill-hole location, depth, and seam thickness.  Drill hole density, used to delineate these seams and construct the isopach maps, was approximately 24.6 acres for Healy, 29 acres for Cameron and 49 acres for UCross.  Weir International, Inc. utilized all of the drill logs for the holes and topographical maps with approximate locations of the drill holes for the study area provided by GEI.  In addition, they also reviewed public information on the general geology of the area, and acquired topographic maps in appropriate computer format for use in locating outcrops of the seams and to create offset boundaries for streams and highways.  The available data for all of the drill holes was compiled into a database suitable for modeling using detailed computer software typically utilized by Weir International, Ltd.  The database was analyzed by the computer software and used to develop a geological model of the Healy, Cameron and Ucross seams.  They then prepared seam structure and coal thickness maps based on the geological model, and from that, determined the average thickness and coal quality for the Healy, Cameron and Ucross seams.  Weir International, Ltd. determined that the Healy, Cameron and Ucross seams had average thicknesses of 25.2 feet, 7.6 feet, and 27.6 feet, respectively.   We believe the computer generated isopach maps are more precise than those produced in the 1980’s.  From these data, Weir maps depict gross and net isopleths across the property for each seam.  These maps are typical of those used by mining companies to assess deposits.  Weir International, Inc. used the U.S. Geologic Survey Circular 891 (1983) to classify the estimated resources, conservatively considered areas that most likely would not be mined, such as proximity to public roads and property boundaries, and utilized a 92 percent recovery factor to estimate the potentially recoverable resources.  Weir International, Inc. report concludes that there are actually over 711 million tons in place, but that 402 million tons should be taken as the conservative potentially recoverable resource amount.  Ownership of the coal leases was subsequently transferred from GEI to Interfuel E&P Ltd.  The Weir International, Inc. report formed one basis of the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd and Cleantech Energy Company.

Weir International, Inc. is a mining, geology and energy consulting firm founded in 1936.  The firm is comprised of 25 technical and administrative personnel with expertise in specialized engineering and management disciplines within the mining, geology and energy arenas.  A review of the firm’s web site, http://www.weirintl.com, shows a broad and diverse client base across the country.  Their expertise includes geological and geotechnical engineering, geology and geologic mine modeling, mining engineering and planning, environmental engineering, coal and mineral processing, economic and financial analysis, reserve audits, economic analysis, asset appraisals, reserve valuations and feasibility studies.

Based upon these data, we believe this solid hydrocarbon energy asset consists of over 711 million tons of in place resources of which 402 million tons of PRB coal are potentially recoverable resources.  While it remains to be seen how much more coal can be produced above the 402 million net tons, we and Interfuel are in agreement that, based on the Weir International report, the 402 million net ton basis represents a conservative value and is the correct one to use. The 1.02 billion BOE described elsewhere in this registration statement equals the energy content of the net tons of PRB referred to here.  We have acquired the energy asset from Interfuel E&P as described in Item 1. Business:  Project Descriptions: Cleantech Energy Project.  This approximately 1.02 billion BOE of solid hydrocarbons represents a 25 year, low cost feedstock supply for the Cleantech Energy Project.  Additionally, because the Cleantech Energy Project is adjacent to the solid hydrocarbon energy asset, transportation expenses would be minimized for this project, resulting in an additional economic advantage for the project.

In the event Cleantech Energy Company does not commence construction of the Cleantech Energy Project for any reason other than willful misconduct by June 18, 2012 (or, if extended for one year, by June 18, 2013), Interfuel E&P Ltd. may terminate the contract resulting in an unwinding of the transaction pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement whereby Cleantech Energy Company would re-convey the energy asset to Interfuel E&P Ltd., which then would return the preferred shares to Cleantech Energy  Company.  While we believe the parties intend to mutually extend the agreement if necessary, we can give no assurances of that or that the construction of the Cleantech Energy Project will commence by this deadline and, as a result, we may not be able to receive commercially feasible quantities of the solid hydrocarbon which may have a negative impact on this project as discussed below.

We do not own proven or probable reserves in connection with any of our projects nor do we know if it is commercially feasible to receive a sufficient quantity of BOE from our solid hydrocarbon energy asset to support the development and operation of our Cleantech Energy Project.  Construction of the Cleantech Energy Project will depend, in part, upon our confirmation that it is economically feasible to extract a sufficient quantity of BOE from the solid hydrocarbon energy asset and upon future delivery of the solid hydrocarbon energy asset to support the development and operation of that project. If we determine that we will be unable to extract a sufficient quantity of BOE from the energy asset or if we are unable to receive a sufficient quantity of solid hydrocarbons from this energy asset to justify the construction of the Cleantech Energy Project, we may decide to redesign, relocate, develop alternate feedstock supplies, delay, or elect not to proceed on the development of this, or another, project.  Furthermore, if we determine that it is not commercially feasible to receive our solid hydrocarbon energy asset, we may be required to write off the value of the asset or to record an impairment or other charge on our consolidated financial statements that could have a material adverse effect on our business, financial condition and results of operations.

Gasification Engineering Corporation (“GEC”), a related party, is leading the development effort with respect to technical and project tasks.  GEC is considered a related party because our executive officer and chairman of our board of directors, Harry H. Graves, is also the chairman and is the sole shareholder of GEC.  The following list of development tasks have been completed, are in draft, or otherwise in progress.

•
A Draft License Agreement between Cleantech Energy Company and a confidential gasification technology provider, which is not a related party to either USASF or GEI, has been drafted between the two parties.  We believe this agreement should be ready to execute upon Cleantech Energy Company funding, although we can give no assurances that any such funding or execution of this draft agreement will occur and may find it necessary to locate an alternative gasification technology supplier.

•
A Draft Technology Support Agreement between Cleantech Energy Company and a confidential gasification technology provider has been drafted and, we believe, will also be ready for execution in conjunction with the execution of the license agreement, although we can give no assurances that the execution of these agreements will occur and may find it necessary to locate an alternative gasification technology supplier.  This document provides for long-term support during design, construction, commissioning and start-up; with the intent of ensuring successful operations.

•
A confidential gasification technology provider, with which we have been negotiating and drafting the agreements described above, has submitted a technical description of its scope of supply, to facilitate design.

•	GEC has begun discussions with a firm to provide general contracting and steel fabrication services for the Cleantech Energy project.

•
GEC issued a request for proposal to its permitting consultant, and has received the requested proposal for development of a permit application package for the facility.  The three key elements of this effort are the air permit, the industrial siting permit and water rights.  Preparation of these applications is estimated to require six to nine months.  Normal agency approval and public comment periods are in the range of 9-12 months.  Permitting is, therefore, an approximately one and a half year process, following notice to proceed for the consultant.

•
Based on data provided by a confidential gasification technology provider in its scope of supply, GEC has developed a process material balance and solid hydrocarbon feedstock requirement analysis for the complete facility that will support the current quantity design production of synthetic natural gas.

•
GEC has drafted a preliminary Cleantech Energy Development Plan for the facility, to facilitate design and permit preparation activities.  This will be continually refined as project development continues.

•	GEC has prepared a configuration and major equipment analysis to facilitate engineering activities.

•
Based on information provided by a confidential gasification technology provider, GEC has prepared a preliminary capital and operating cost estimate for use in the pro forma economic analysis.  These will be refined as further development occurs.

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

The Technologies

Gasification processes, methanation processes for production of synthetic natural gas, catalytic Fischer Tropsch processes, and Integrated Gasification Combined Cycle (“IGCC”) production processes are proven processes.  Gasification has been in world-wide commercial use for more than 50 years, (1), (2) and world gasification capacity has grown to 56,238 megawatt thermal of synthetic gas output.(3) In its 2004 Survey, the Department of Energy stated, “the reason for this long-term and continuing growth is clear: modern, high temperature slagging gasifiers have the ability to convert low value feedstocks into higher value products - chemicals, fuels and electricity - while meeting the most demanding environmental standards for air emissions, solids, water use and CO2 removal from the product gas.”(4)

By converting low cost, solid hydrocarbon feeds into higher value products, these technologies have distinct cost advantages and pricing stability over traditionally sourced liquid or gas fuels, such as petroleum derived fuels or natural gas.  According to the United States Energy Information Administration’s 2010 Annual Energy Outlook, the average price of United States coal is expected to decline slowly from $1.55 per million British thermal units in 2008 to $1.44 per million British thermal units in 2035, for an average decline of 0.3 percent per year over the entire period.(5)  During the same period, the price of Western United States coal is expected to increase slowly by approximately 0.5 percent per year from $0.80 per million British thermal units in 2008 to approximately $1.00 per million British thermal units in 2035.(6)  According to New York Mercantile Exchange projections as of May 5, 2011,(7) the market price of natural gas is expected to range between $5.43 and $7.19 per million British thermal units from 2013 to 2019, a range higher than the projected cost to produce synthetic natural gas via our gasification and synthetic natural gas production technologies.

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

Competitive Strengths
We believe the gasification and synthetic natural gas production technologies the Company intends to utilize together with the knowledge, expertise and operational experience of our management and technical team give us several potential competitive strengths in the natural gas and electricity markets, including the following:

•
We believe our management and technical team has significant knowledge, expertise and operational experience of gasification facilities, has been instrumental in the advancement of gasification and synthetic natural gas production technologies and has over 300 years of combined experience in the development, construction, ownership and operation of gasification and other energy facilities.  We have arrived at this figure by adding up the years of relevant industrial knowledge, expertise and operations of USASF personnel and personnel we will have direct access to from GEI as needed.  As some of our personnel have peripheral experience, their years of experience have not been included.

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
•
Our projects are being equipped to capture the carbon dioxide produced in the pre-combustion stage, while being designed to allow us to implement technology to separate and isolate carbon dioxide in the post-combustion stage from combustion exhaust streams.

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

Technology and Intellectual Property

Technological flexibility and know-how

We do not depend upon any particular technology or license to operate our business and currently have no patents. Rather, we believe that the most important element of our intellectual property comes from the knowledge of our management team and technical and field personnel, consisting of know-how, art and trade secrets obtained through their many years of gasification and SNG production facility operational experience. For example, even though we have a license with ConocoPhillips to use the E-Gas™ gasification technology at our Lima Energy Project, there are other gasification technologies, such as the British Gas Lurgi gasification process, an alternative fixed bed gasification technology which we are investigating, and various entrained flow gasification technologies such as Shell’s entrained flow gasification technology, and General Electric Energy’s entrained flow gasification technology, which we could use at Lima in the event the E-Gas™ technology is unavailable to us or if we had not been able to enter into a license agreement with ConocoPhillips. Similarly, there are multiple technologies we could use for other main technology units within our planned projects such as air separation units, acid gas (sulfur) removal systems, elemental sulfur production units, particulate filtration technologies, methanation units, and Fischer-Tropsch or other technologies for transportation fuels.  Therefore, with multiple technology options from which to choose for the various technology units, we are not dependent upon any one particular technology or license to operate our business.  Once we have obtained a license for a particular technology unit, designed the process with that technology in place, built and operate the plant, we will continue to use that unit. However, even then in the event of a major problem, there are other options available to us.

We believe our management team has significant expertise in the operation of gasification facilities and has been instrumental in the advancement of gasification and SNG production technologies through the improvement of such technology and the operational process over their careers with us and other companies.   The Company’s senior management and technology team have, on a combined basis, 300 man-years of relevant industrial experience with gasification and related Btu conversion technologies.  We have arrived at this figure by adding up the years of relevant industrial knowledge, expertise and operations of USASF personnel and personnel to whom we will have direct access from GEI as needed [see the table immediately below].  As some of our personnel have peripheral experience, their years of experience have not been included.  The knowledge, expertise and operational experiences of our management team at the Wabash Gasification Facility in West Terre Haute, Indiana and the Westfield Development Centre in Fife, Scotland, in which the Company has no ownership interest, provide the Company with an experience base that, we believe, is unique within the industry. Btu conversion technology offers the United States the way to convert its abundant energy reserves of solid hydrocarbons such as coal into the more environmentally responsible realm of liquid and gaseous fuels, limiting our energy and economic dependence on foreign energy sources.

USA Synthetic Fuel Corporation Synthetic Fuel Industry Experience
Name	Position	Years of Experience and Summary
J.R. Bowden	Chairman Emeritus	47 Years • Chief Operating Officer, US Synthetic Fuels Corporation (US Government) • Conoco Division President, Bechtel Senior Vice President • Chairman, Global Energy, Inc.
H.H. Graves	Chairman	24 Years • Founder and CEO, Global Energy, Inc. • Acquired British Gas Westfield Development Centre • Acquired Dow Gasification Technology and Wabash River Energy Gasification Facility
S. C. Vick, PhD	President, CEO, USASF
30 Years
•  Ph.D. Chemist, MIT
•  Chief Technology Officer, Global Energy, Inc.
•  Major corporation gasification and related technical investigations & business management experience
•  Environmental technology and regulations
•  Chemical, engineering & plant technical support
•  General Manager Wabash River Energy Gasification Facility

D. N. Lockwood, PE, QEP	Senior Advisor
35 Years
•  Registered Professional Engineer in three states and Qualified Environmental Professional
•  Oil industry experience, including Project Management, Prudhoe Bay Alaska Oil Field Facilities
•  Global Energy, Inc. and USASF project director, responsible for  technical and permitting of USASF projects

M. Musulin II, PhD	Vice President	30 Years • Ph.D. in Public Policy – Energy • Standard Oil, Old Ben Coal Co. • President of KY Coal Association
J. E. Scott	Operations Manager	55 years • British Gas development and operation of fixed bed gasification technology • Gasification site manager, Westfield Development Centre
G. Hudson	Senior Engineer	35 Years • British Gas technical and operations supervisor • Fife Energy, Ltd. Senior Engineer
A.J. Leitch, PhD	Senior Manager, Gasification Engineering	21 Years • British Gas Process Design supervisor • Process Manager
A. J. McMann	Engineering Manager	32 Years • British Gas facility and power plant engineer and supervisor
D. Herd	Operations Manager	39 Years • British Gas Gasification Operations
T. Kyle	Electrical Engineer	30 Years • British Gas and Facility Engineering
Total		378 Years Experience*
* Note: List includes only USASF team members with 10 years or more experience.

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

CMT entered into an exclusive licensing agreement with HTC, which provides that CMT’s operations will be based upon technologies licensed by HTC to CMT and upon certain technical and human resources to be provided by HTC to advance the commercialization of CMT.  Although we have no formalized, signed agreement or arrangements with CMT other than a CO2 sales agreement between Lima Energy  and Cambridge Resources at this time, we believe Lima Energy will benefit from the experience of CMT in the area of CCS.  While Lima Energy has this agreement with Cambridge Resources for it to purchase the produced CO2 “at the fence”, it has been over three years since the two parties have discussed how Cambridge Resources will implement its CCS and EOR strategy.  However, while Lima Energy will have an interest in a successful CCS and EOR strategy, an agreement on such a strategy may not be necessary.  Cambridge Resources is expected to work with CMT, its parent, which has the CCS and EOR expertise, on an appropriate CCS and EOR strategy.  A definitive strategy, agreeable to both Lima and Cambridge Resources, ultimately will be influenced by any new requirements placed on Lima Energy during the permit update process.  It is reasonable to anticipate that the strategy will be incorporated into the existing Lima Energy –Cambridge Resources agreement by amendment.HTC is not a related party to USASF or GEI, while CMT and Cambridge Resources are related parties to USASF and GEI.  CMT is considered a related party to USASF and GEI, as CMT is a joint venture between HTC and GEI, 46% of the stock of which is beneficially held by Harry H. Graves, our executive officer and chairman of our board of directors, and since our executive officer, Dr. Steven C. Vick, is also an executive officer of CMT, while Cambridge Resources is a wholly owned subsidiary of CMT and, therefore, also is considered a related party.

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

Regulation and Environmental Matters

Our projects currently are subject to regulation by federal, state, and local authorities with regard to air and water-quality control standards and other environmental matters, and are subject to zoning and other regulation by local authorities. Environmental laws and regulations in the United States have become increasingly more stringent. Such laws generally require capital expenditures for compliance, including modifications and installation of required pollution control equipment. In addition, securing regulatory approvals for construction or modification of facilities can be a costly and time-consuming process. The environmental regulations that are generally applicable to major industrial facilities and to the development of our gasification and SNG production facilities in the United States include:

•
The Clean Air Act, as amended, and state laws and regulations (including State Implementation Plans) contain requirements regarding emissions standards, requirements to obtain permits, and reporting requirements that are generally applicable to our large industrial facilities and their air emissions.  It is the responsibility of the project to identify the various regulations that apply and to work with regulatory agencies to draft permits that address those requirements. These laws and regulations cover, among other pollutants, those contributing to the formation of ground-level ozone, carbon monoxide, Sulfur oxides, Nitrogen oxides, particulate matter, mercury, and hazardous air pollutants as defined by the United States Environmental Protection Agency (“USEPA”). Requirements to reduce Sulfur oxides and Nitrogen oxides through cap and trade mechanisms were implemented to reduce acid rain in eastern and northeastern states. Coal gasification processes and fossil and SG fueled power generating facilities may emit various levels of these pollutants and, accordingly, are subject to regulation and enforcement oversight by various governmental agencies. The power island portion of the IGCC is the primary emission source under the Clean Air Act, which requires that installation or construction permits as well as operating permits be obtained to ensure emissions will meet pollutant limitations. SG fueled combustion turbine generator plants are subject to different regulations than those that govern coal-fired boilers. For instance, because SG fueled turbine plants generally are able to limit hazardous air pollutants below regulatory thresholds, maximum achievable control technology regulations affecting combustion turbines may not apply. As a result of applicable regulations or changes in regulations, expenditures for appropriate pollution control technology may be required from time to time.  However, SNG fueled combustion turbine plants (CCGT as opposed to IGCC) would be subject to emission limits more similar to natural gas fueled turbines.  Importantly, SNG production itself is actually more directly associated with the gasification portion of the facility and together they are a closed system without primary stack or vent.  As such, a gasification and SNG production facility will have few emissions, and those will generally be limited to start-up, shut-down, and equipment failure types of events.

•
Future initiatives regarding greenhouse gases emissions and global warming continue to be the subject of national and international debate. At the present time, CO2 is not regulated by the United States government, other than the monitoring and reporting rule finalized by EPA, discussed below.  Currently, the United States Congress is working on legislation to regulate greenhouse gases. Although the House of Representatives passed an energy bill in 2009 addressing many of these issues, to date no legislation has been passed by the Senate and, accordingly, the likelihood of such legislation, as well as its impact on our business, is unknown.  In the mean time, USEPA has issued and proposed a series of new regulations that begin to address the issue and that are expected to be directly applicable to our projects.  The USEPA finalized a rule in September 2009 that requires monitoring and reporting of CO2 emissions at plants that emit over 25,000 metric tons per year of CO2 equivalent.  We will be subject to the monitoring and reporting requirements of this rule. It proposed its “Tailoring Rule” which begins to tighten CO2 emissions, incrementally tailoring the requirements to emission size. Here, plants emitting over 25,000 tons per year of CO2 will be required to obtain a new permit or modify their existing Title V permit.  Plants with lower emissions will be addressed later.  In early August of 2010, the agency proposed a new regulation, expected to take effect in the next couple of years, that requires states to revise their implementation plans to address CO2 more comprehensively.  While regulation of CO2 is formative, all plants of the size of ours, likely will have requirements imposed as time goes forward.  IGCC power plants are significant sources of CO2 emissions. Therefore, any mandated federal or state greenhouse gas reductions or caps on CO2 emissions or other such regulation could have a material impact on our facilities in the future, absent implementation of an effective CCS program.

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

EMPLOYEES
At December 31, 2011, we had 10 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Our development and construction plan requires substantial capital, and we may be unable to raise capital when needed, which could force us to delay, reduce or eliminate some, or all of our development and construction plans.

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

If we are unable to commence construction of the Cleantech Energy Project by June 18, 2012, we may be forced to renegotiate the terms of the Barrel of Oil Equivalent Energy Purchase & Sale Agreement with Interfuel E&P Ltd., find alternative sources of feedstock or eliminate this project from our development and construction plan.

On June 18, 2010, Cleantech Energy Company  purchased all of the right, title and interest in and to the energy asset, and all solid hydrocarbon BOE contained therein, and all other rights in and to the energy asset, including but not limited to the rights to produce the solid hydrocarbon from the property for commercial use from Interfuel E&P Ltd. pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd, an unrelated party, and Cleantech Energy Company.  This solid hydrocarbon BOE energy asset is located adjacent to Cleantech Energy’s proposed Cleantech Energy Project. Cleantech Energy Company issued 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.   In the event Cleantech Energy Company does not commence construction of the Cleantech Energy Project for any reason other than willful misconduct by June 18, 2012 (or, if extended for one year, by June 18, 2013), Interfuel E&P Ltd. may terminate the contract resulting in an unwinding of the transaction pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement whereby Cleantech Energy Company would re-convey the energy asset to Interfuel E&P Ltd., which then would return the preferred shares to Cleantech Energy Company.  As a result, we may have to locate a sufficient, alternative source of feedstock.  If we are not able to locate such an alternative source of feedstock, we may be required to redesign, relocate, delay, or elect not to proceed on the development of this project.  We may be required to write off the value of any expended costs to date for the Cleantech Energy Project on our consolidated financial statements that could have a material adverse effect on our business, financial condition and results of operations.  We can give no assurances that we can commence construction by the June 18, 2012 deadline, or that an extension or suitable renegotiation of the Barrel of Oil Equivalent Energy Purchase & Sale Agreement will occur.

We may be unable to complete the development and construction of our projects on our planned schedule or within our project budget.

Our ability to complete the design, development and construction of each project, and to commence commercial operations at each project, according to our planned schedule and within project budgets, if at all, will depend upon a variety of factors, including some of which may be out of our control.  The development and construction process for our first two projects is expected to require at least twenty-four to thirty-seven months from the date of the projects’ financing given the complex nature of designing, constructing, permitting and commencing operation of commercial scale gasification and SNG production facilities. Any delay in, or failure to, achieve one or more of the foregoing factors could cause a project to miss its scheduled date and budget to begin operations or not begin operations at all.

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

For the construction of the Lima Energy Project, Lima Energy entered into an EPC contract with GEC, a related party, to provide main EPC contractor services for the Lima Energy Project.  GEC is responsible for building and testing the Lima Energy Project and training the operators of the Lima Energy Project. GEC in turn has entered into an EPC agreement with ICC, which is not a related party, where ICC will provide general contractor services, and will provide day-to-day execution and implementation, certain construction services and hire additional, separate subcontractors with respect to the Lima Energy Project. The Lima Energy Project is the first gasification project undertaken by ICC and the first project for GEC. The construction and construction management of our Lima Energy Project will be the first constructed by these personnel as a team.  GEC lacks specific gasification facility construction experience, which would be preferred and which absence gives rise to additional construction risk.  If GEC or ICC fails to perform under its contract for any reason, Lima Energy may be forced to engage a substitute contractor, which could result in a significant delay in the construction schedule for the Lima Energy Project, as well as an increase in construction costs.

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

We do not currently operate a gasification facility.  We have a limited operating history upon which to evaluate our business. Our recent operating history and expertise is limited to our management and technical staff operation of the Wabash River facility, in which the Company has no ownership interest, from 2000 through January 2005 and the joint management and operation of that facility from February 2005 to September 2008. As a consequence, our prospects must be considered in light of the uncertainties and risks associated with a limited operating history.

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

Contract provisions in our ten-year off-take agreement with P&G for SNG to be produced at the Lima Energy Project, which was extended by amendment nine times, but which currently has expired and is not in effect, may allow such contract to be terminated or unfavorably modified, and result in adverse effects on the financial performance of the respective projects.  The next amendment, extending the agreement for one year, continues to be reviewed by P&G, who has recently indicated approval by the first of two internal approval levels.  However, as a result of informal discussion between P&G and us, P&G has indicated it intends to execute the next amendment but for the time being will defer execution of the amendment until a clear timeline for advancing the project is known.  P&G has indicated that its approval will provide a one-year window for the project to achieve the next contractual milestone.  We can give no assurances that P&G will renew this amendment. We are also exposed to the risk that the counterparties to our long-term off-take agreements will not perform their obligations under such agreements. Should these counterparties fail to perform, we may incur unanticipated losses or the failure may adversely impact our ability to obtain adequate financing for other projects being developed.

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

If we are unable to construct our projects as planned or operate our projects according to certain specifications, we may not be able to produce our currently anticipated output at our proposed gasification and SNG production projects.

Our ability to produce our currently anticipated output of synthetic natural gas and power at our proposed gasification and SNG production projects will depend upon a number of critical factors, including:

•	Completing the design, development and construction of each of our projects according to design specifications.

•	Integrating critical components and equipment into our projects according to design specifications.

•	Ensuring timely attention to supplier performance and timely identification of alternative suppliers, if needed.

•	Ensuring timely completion of project construction and readiness for operation.

•	Our ability to efficiently operate these critical components and equipment at our projects.

•	Our ability to effectively manage the commercial operation of our projects and avoid extended outages or other breakdowns or failures of equipment or processes.

Our failure to effectively manage any of these critical factors at one or more of our proposed projects could reduce the anticipated output of such projects and adversely affect our results of operations.

We have incurred operating losses and negative cash flows since our inception, we anticipate that we will continue to incur increasing losses for the foreseeable future and in its report on our consolidated financial statements, our independent registered public accounting firm has included an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.

We have incurred operating losses and negative cash flows since our inception in November 2009. We had operating losses of approximately $8.1 million in the period from inception on November 30, 2009 through December 31, 2010, which included a one-time accounting charge of $6.4 million for the Lima Energy project impairment, and $2.1 million for the year December 31, 2011. We currently have no revenues and do not expect to generate significant revenues, if any, until Gas-1 commences commercial operations, which we currently anticipate will occur approximately 37 months following the closing of this offering.

We anticipate that our expenses will continue to increase substantially following the closing of this offering as we implement our project development and construction plan and expand our corporate operations. In addition, such factors as increases in labor or material costs, higher-than-anticipated financing costs for our projects, non-performance by third-party suppliers or subcontractors and major incidents and/or catastrophic events, such as fires, explosions, earthquakes or storms, may cause us to experience increased costs with respect to our projects. For these reasons, we expect to continue to incur significant and increasing operating losses for the next several years. These losses have had and will continue to have an adverse effect on our shareholders’ equity and working capital. In its report on our consolidated financial statements, our independent registered public accounting firm included an explanatory paragraph describing these and other conditions that raise substantial doubt about our ability to continue as a going concern.

Natural disasters, catastrophic accidents, equipment failure or other similar events could delay our development and construction schedule and reduce the availability of the end-products of our gasification and SNG production facilities after operations commence.

Our gasification and SNG production facilities may be damaged by, or experience outages as a result of, natural disasters, catastrophic accidents, equipment failure or other events beyond our control. Any such incidents could result in severe business disruptions, including a delay in our development and construction schedule, a reduction in the availability of our end-products, the termination of our off take agreements in certain circumstances, such as if we do not achieve commercial operation by an agreed date, and significant decreases in revenues or significant additional costs to us. Given the nature and location of our gasification and SNG production facilities, any such incidents also could cause fires, leaks, explosions, spills or other significant damage to natural resources or property belonging to third parties, or personal injuries, which could lead to significant claims against us. We anticipate that we will maintain insurance consistent with industry standards to protect against these risks (subject to availability on commercially reasonable terms). We have not yet, however, obtained the insurance we expect will be necessary for each of our projects, and there can be no assurance that such insurance coverage will be available in the future on commercially reasonable terms or at commercially reasonable rates. In addition, insurance coverage may be insufficient or may become unavailable for certain of these risks and, even if available, the insurance proceeds received for any loss of or damage to any of our facilities, or for any loss of or damage to natural resources or property or personal injuries caused by our operations, may be insufficient to cover our losses or liabilities without materially adversely affecting our business, financial condition and results of operations.

We may not be able to sell the end-products generated at our facilities at favorable prices, or at all, if market acceptance of gasification and SNG production technologies and processes does not continue to increase or the price of natural gas decreases.

The prices that we expect to receive for the end-products that we intend to generate from our gasification and SNG production facilities will depend upon the demand for them. We believe that a significant increase in the demand for and price level of natural gas, national security concerns associated with foreign oil reserves, increased environmental guidelines and public support surrounding climate change and stricter environmental guidelines for the disposal of waste have all led to increasing demand for “clean” power utilizing environmentally responsible coal-based generation technology. However, there can be no assurance that the acceptance and adoption of gasification and SNG production technologies and the related demand for gasification and SNG production end-products will continue to grow or that the pricing of these end-products in the future will be at satisfactory levels. A significant decrease in the price of natural gas, a change in any of the other above factors or an inability of IGCC facilities to achieve adequate reliability levels could adversely impact the demand and market for the end-products produced by gasification and SNG production facilities, including our facilities, as well as the prices for such end-products.

Existing and future United States governmental regulation and energy policies could impair our operations.

United States laws and regulations such as the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act, and the Clean Water Act, and analogous state laws have regularly imposed increasingly strict requirements for water and air pollution control and strict financial responsibility and remedial response obligations. For example, the USEPA recently adopted a more stringent National Ambient Air Quality Standard for ozone that is expected to cause the area in which our Lima project is located to be designated as being in nonattainment in future years as the new standard is implemented. A nonattainment designation would require OEPA to develop a plan for additional emission reductions from facilities in the area, potentially including the Lima project, to meet the new requirements. The cost of complying with such environmental legislation could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to successfully maintain effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information and our stock price and our business may be adversely impacted.

As a public company, we are required to maintain internal control over financial reporting and our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Additionally, we are required to disclose in our annual reports on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting and an independent registered public accounting firm’s attestation report on this assessment. As a public company, we are also required to maintain disclosure controls and procedures, which encompass most of our internal control over financial reporting. Our principal executive officer and principal financial officer are required to evaluate our disclosure controls and procedures as of the end of each quarter and disclose in our annual reports on Form 10-K and our quarterly reports on Form 10-Q their conclusions regarding the effectiveness of these controls and procedures. If we are not successful in maintaining effective internal control over financial reporting or disclosure controls and procedures, there could be inaccuracies or omissions in the information we are required to file with the SEC, including our consolidated financial information. Additionally, even if there are no inaccuracies or omissions, we are required to publicly disclose the conclusion of our management that our internal control over financial reporting or disclosure controls and procedures are not effective. If these events were to occur, investors could lose confidence in our reported financial information, causing adverse impact on our stock price, increased costs to remediate any deficiencies, regulatory scrutiny or lawsuits that could be costly to resolve and distract management’s attention, difficulty in accessing the capital markets or our stock to be delisted from the securities exchange on which it is then listed.

The outcome of litigation and legal proceedings, the application of and changes in accounting standards or guidance, tax laws, rates or policies, may adversely affect our business, financial condition and results of operations.

In the normal course of business, we may from time to time be named as a party in certain claims and lawsuits. We may also be the subject of investigative or enforcement proceedings conducted by administrative or regulatory agencies. In accordance with applicable accounting standards, we make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If we incur losses in connection with litigation or other legal, administrative or regulatory proceedings that materially exceeded the provision we made for liabilities, our business, financial condition and results of operations could be materially adversely affected.

In addition, there is a risk that changes in accounting or tax rules, standards, guidance, policies or interpretations, or that changes in management’s estimates and assumptions underlying reported amounts of revenues, expenses, assets and liabilities, may result in write-offs, impairments or other charges that could have a material adverse affect on our business, financial condition and results of operations.

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

Our existing shareholders have substantial control over us and could limit and influence the outcome of key transactions, including changes of control.

Our current shareholders, if acting together, could control or influence significantly matters requiring approval by our shareholders, including the election of our directors and the approval of mergers or other significant corporate transactions. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may affect the market price of our common stock. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investor perception that conflicts of interest may exist or arise.

Our common stock has not been widely traded and the price of our common stock may fluctuate substantially.

To date, there has been a limited public market for shares of our common stock, with limited trading relating to the approximately 34,000,000 shares of our “public float.”  An active public trading market may not develop or, if developed, may not be sustained. The current market price of our common stock and any possible subsequent listing on a major national securities exchange, if and when we are successful in doing so, will be affected by a number of factors, including those discussed above.

Future sales of our common stock by existing shareholders could cause our stock price to decline.

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. As of the date of this prospectus, there are 76,425,248 shares of common stock outstanding, of which approximately 34,000,000 shares are freely tradable currently.  The balance of our shares is held by affiliates and contains certain resale restrictions.  A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

We do not expect to pay dividends in the foreseeable future, and any return on investment may be limited to the value of our common stock.

We do not anticipate paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition, opportunities to invest in the growth of our business and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, a return on investment in our common stock will occur only if our stock price increases.

Our charter documents may discourage or prevent a change of control, even if an acquisition would be beneficial to our shareholders, which could adversely affect our stock price and prevent attempts by our shareholders to replace or remove our current management.

Our Bylaws  contain provisions that could delay or prevent a change of control of our Company or changes in our Board of Directors that our stockholders might consider favorable and limit the price that certain investors might be willing to pay in the future for our securities. Among other things, these provisions:

•	Authorize the issuance of preferred stock which can be created and issued by the Board of Directors without prior shareholder approval, with rights senior to those of our common stock; and

•	Require advance written notice of shareholder proposals and director nominations to be considered at stockholders’ meetings.

These and other provisions in our Certificate of Incorporation and Bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by our then current Board of Directors, including a merger, tender offer or proxy contest involving our Company. Any delay or prevention of a change of control transaction or changes in our Board of Directors could cause the market price of our common stock to decline.

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

Item 1B. Unresolved Staff Comments

None

Item 2.           Properties

1.02 Billion BOE Energy Asset

We have entered into an agreement and acquired a significant solid hydrocarbon energy asset for use in our Cleantech Energy Project. The Company believes this solid hydrocarbon asset consists of over 700 million gross tons and over 400 million net tons of PRB coal.  The 1.02 billion BOE described elsewhere in this registration statement equals the energy content of the net tons of PRB referred to here.  On June 18, 2010, Cleantech Energy Company  purchased all of the right, title and interest in and to the energy asset, and all solid hydrocarbon BOE contained therein, and all other rights in and to the energy asset, including but not limited to the rights to produce the solid hydrocarbon from the property for commercial use from Interfuel E&P Ltd. pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd, an unrelated party, and Cleantech Energy Company. Interfuel E&P Ltd. is a private company with shareholders from Europe, North America, and Asia Pacific regions, focused on solid hydrocarbon energy resource transitions worldwide.  Current focus is in China, U.S. Australia, European, and South American markets. Mr. Graves, the Company’s Chairman and CFO, is a 17% shareholder in Interfuel E&P Ltd.  In exchange for this approximately 1.02 billion BOE energy asset, Cleantech Energy Company issued to Interfuel E&P Ltd. 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.   In future periods when the BOE asset is utilized in the gasification process, Cleantech Energy Company will record an expense of $0.70 per BOE with a corresponding increase in the Company’s paid in capital.  Once commercial operations have begun, the preferred stock will earn a 5% annual dividend, commencing on the commercial operations date, payable on a quarterly basis. Annual redemptions of preferred stock will be dependent on the net income of Cleantech Energy Company.  Provided there is net income in a given year, Cleantech  Energy Company has the option to redeem such amount of preferred shares that is equal to not less than 7% and not more than 10% of net income in that year. Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time, or, at the option of Cleantech Energy Company, may be converted to Cleantech Energy Company’s common shares, according to this formula:  for every one percent (1%) of the original estimated value of preferred shares (1,020,058,000 BOE X $.70=$714,040,600) that is remaining at that time, Interfuel will be entitled to one-half of one percent (0.5%) of common shares then issued and outstanding in Cleantech Energy Company. Additionally, Cleantech Energy will pay $70 million to Interfuel upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production. Based on current project design, we believe this solid hydrocarbon energy asset represents approximately a 25-year supply if used as feedstock at the Cleantech Energy Project.  In the event Cleantech Energy Company does not commence construction of the Cleantech Energy Project for any reason other than willful misconduct by June 18, 2012 (or, if extended for one year, by June 18, 2013), Interfuel E&P Ltd. may terminate the contract resulting in an unwinding of the transaction pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement whereby Cleantech Energy Company would re-convey the energy asset to Interfuel E&P Ltd., which then would return the preferred shares to Cleantech Energy  Company.  While we believe the parties intend to mutually extend the agreement if necessary, we can give no assurances of that or that the construction of the Cleantech Energy Project will commence by this deadline and, as a result, we may not be able to receive commercially feasible quantities of the solid hydrocarbon which may have a negative impact on this project as discussed below.

We do not own proven or probable reserves in connection with any of our projects nor do we know if it is commercially feasible to receive a sufficient quantity of BOE from our solid hydrocarbon energy asset to support the development and operation of our Cleantech Energy Project.  Construction of the Cleantech Energy Project will depend, in part, upon our confirmation that it is economically feasible to extract a sufficient quantity of BOE from the solid hydrocarbon energy asset and upon future delivery of the solid hydrocarbon energy asset to support the development and operation of that project. If we determine that we will be unable to extract a sufficient quantity of BOE from the energy asset or if we are unable to receive a sufficient quantity of solid hydrocarbons from this energy asset to justify the construction of the Cleantech Energy Project, we may decide to redesign, relocate, develop alternate feedstock supplies, delay, or elect not to proceed on the development of this, or another, project.  Furthermore, if we determine that it is not commercially feasible to receive our solid hydrocarbon energy asset, we may be required to write off the value of the asset or to record an impairment or other charge on our consolidated financial statements that could have a material adverse effect on our business, financial condition and results of operations.

Cleantech Energy will select an experienced company to permit, install and operate a solid hydrocarbon BOE production facility.  Permits from applicable state regulatory authorities are required before the production of energy assets may commence.  Applications for permits require engineering and data analysis and presentation, and must address a variety of environmental, health and safety matters associated with a proposed production operation.  These matters include such aspects as the manner and sequence of solid hydrocarbon production, management of overburden, and development of a reclamation plan for after production is complete.

Real Estate

The Lima Energy Project is being constructed on approximately 63 acres of land consisting of two adjoining tracts of land to be purchased by Lima Energy from the City of Lima pursuant to a Real Estate Acquisition and Development Agreement executed by Lima Energy and the City of Lima on June 9, 2008. Pre-acquisition construction activities have included site clearance and site preparation work, as well as construction of 100,000 square feet of engineered concrete for the project’s fuel facility.  Although this agreement has expired, a new agreement has been drafted for signature which is included as an exhibit to this annual report on Form 10-K.  We note, however, that this draft agreement is subject to change prior to being fully executed.  We expect to close on the property as soon as financing is in place.  In the meantime, the City of Lima has provided Lima Energy a letter authorizing continued access to the site.  The construction in progress is located on land owned by the City of Lima and will only become available for use by the Company when funding for the project is obtained and certain other conditions are met; therefore the entire investment in the asset is considered impaired by the Company’s management. The Company has recognized an impairment charge of $6.4 million.

The Company currently has office space at its headquarters located at 312 Walnut Street, Suite 1600, Cincinnati, Ohio 45202.  Management intends to enter into a long term lease for office space in the near future.

Item 3.           Legal Proceedings

We are not presently involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial statements. However, we are, from time to time, threatened with, or may become a party to, legal actions and other proceedings, including the matter discussed as follows.  The Company was named as a defendant in a complaint filed by John B. Walker and Reynold Nebel, Jr. in the Court of Common Pleas, Hamilton County, Ohio, on October 20, 2011.  The basis of the complaint is failure to pay salaries and other employment-related expenses during their respective employment.  Relief sought is approximately $555,000 plus interest.  Earlier in the year, the Company, believing it had reached verbal agreement with the plaintiffs on payment of outstanding amounts of $227,000, plus return to the Company of 61,290 shares of common stock previously issued, collectively, drafted written release agreements which were presented to plaintiffs for signature.  The Company believes that adequate accruals exist on its financial statements for amounts owed, such amounts having been confirmed by each plaintiff during the 2010 audit.  It is the Company’s belief that any other claims are spurious and totally without merit, and the Company intends to defend itself against the allegations vigorously and to the fullest extent.

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

Period	Sales price per share
	High	Low

Fiscal 2011
Fourth Quarter	$1.00	$0.06
Third Quarter	$9.00	$0.40
Second Quarter	$7.90	$4.40
First Quarter	$7.00	$1.90

Fiscal 2010
Fourth Quarter	$3.50	$2.01
Third Quarter	$3.50	$1.50
Second Quarter	$2.25	$1.00
First Quarter	$7.00	$1.75

Holders

The closing price of our common stock as quoted on the OTCQB on December 31, 2011 was $0.49 per share.   As of April 16, 2012, there were 212 record holders of our common stock.

Dividends

We have never paid a cash dividend on our common stock and anticipate that for the foreseeable future any earnings will be will be retained for use in our business and, accordingly, we do not anticipate the payment of cash dividends.

Issuer Purchases of Equity Securities

During the year ended December 31, 2011, we did not purchase any of our own equity securities.

Recent Sales of Unregistered Securities

Sales of unregistered securities during the past year are disclosed below.

On October 21, 2011, we issued 80,000 shares of our common stock in consideration for financial advisory services in the amount of $40,000.

On October 21, 2011, we issued 120,000 shares of our common stock in consideration for financial advisory services in the amount of $60,000.

On September 30, 2011, we issued 1,004,356 shares of our common stock to clear the senior secured note balance of principal and interest totaling $7,030,489 at September 30, 2011.

On September 23, 2011, we issued 107,142 shares of our common stock in consideration for public relations services in the amount of $139,285.

On April 27, 2011, the Company issued 11,111 shares of common stock in consideration for legal and documentation services in the amount of $50,000.

On March 28, 2011, the Company issued 6,250 shares of common stock in consideration for services rendered in the amount of $43,750.

On March 18, 2011, the Company issued 3,500 shares of common stock in consideration for legal and documentation services in the amount of $17,920.

On March 18, 2011, the Company issued 5,000 shares of common stock in consideration for legal services in the amount of $25,600.

On March 18, 2011, the Company issued 1,500 shares of common stock in consideration for legal services in the amount of $7,680.

Item 6. Selected Financial Data

This information has been omitted based on our status as a smaller reporting company.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.  We are a development stage company and have had no revenues for the year ended December 31, 2010 and no revenues for the year ended December 31, 2011.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from operations at our Lima Energy Project which we estimate will be at a minimum approximately twenty-four to thirty-seven months from funding.

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

Overview

USA Synthetic Fuel Corporation (“USASF” or the “Company”) is an environmentally focused alternative energy company pursuing clean energy solutions based on gasification and other proven Btu conversion technologies.  USASF is a development stage company and, as of December 31, 2011, had $1,117 of cash on hand, no inception to date revenues, and there are substantial doubts about the Company’s ability to continue as a going concern.  We intend to develop, finance, construct, own and operate gasification, synthetic natural gas, and Fisher Tropsch liquid production facilities, to convert lower value, solid hydrocarbons such as coal, petroleum coke and biomass into higher value, environmentally cleaner energy sources.  These lower value, solid hydrocarbons are one class of feedstock that may be used in gasification processes in order to produce synthetic gas.  Other classes of feedstock that may be used as feedstock to produce synthetic gas include petroleum liquids, petroleum byproducts, asphaltenes, natural gas and other similar gases.  For the purposes of this annual report on Form 10-K, the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably in the remainder of this quarterly statement.  For this discussion, the terms “lower value” and “higher value” refer to the approximate market cost of the sources on a barrel of oil equivalent basis, which equals an equivalent energy content basis of 5.8 million British thermal units.  The produced energy sources such as synthetic natural gas and liquid transportation fuels are considered to be “environmentally cleaner” because they produce significantly reduced emissions of materials  of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petroleum coke.  As part of its integrated business strategy, the Company intends to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations.

The major activities in 2011 focused on contracting and financing related to the build out of its commercial Ultra Clean Btu Converter facilities.  These activities centered on the Company’s primary assets: the Lima Energy project and the 1.02 billion BOE energy asset.

Contract discussions progressed for off-take arrangements from both our Lima Energy and Cleantech Energy facilities.  Completion of these contracts, which we believe will occur in 2012, is expected to substantially commit the planned production from these facilities for 10 years and 20 years, respectively.  While there can be no assurance that these contracts will be signed, nevertheless, they represent key objectives for the Company and an area of focus in 2011, and continuing in 2012.  This work also highlights the shift in our product slate to a greater proportion of ultra clean liquid transportation fuel, which we believe will improve returns and enable a 10-year term for bond financing rather than the previous plan for a 20 year term.

Financing work progressed in 2011 towards the goal of delivering capital for the build out of our business plan, focusing on the following key transactions: $350 million bond transaction based on the 1.02 billion BOE energy asset which should enable development and construction progress on Ultra Clean Btu Converter facilities; and $470 million Ohio Air Quality Bonds, documented and positioned as long term capital for Lima Energy.

In addition to the key transactions above, the Company established reserve equity commitments totaling $70 million and advanced discussions for a transaction to deliver an energy equity asset to Lima Energy to ensure the long term feedstock supply and provide a major equity asset to complement bond funding.

Also in 2011, the Company reduced debt by 75% with the addition of equity issuances at $7 per share.  Specifically, the Company satisfied its obligation to Global Energy, Inc. by issuing 1,004,356 shares of our common stock to Global Energy, Inc. to clear the senior secured note balance of $7,030,489, comprised of the principal amount of $6,439,429 and interest of $591,060 at September 30, 2011.  Accordingly, the security on Lima Energy Company has been released.  In addition, Global Energy, Inc. agreed to receive 45,912 shares of our common stock in exchange for advances it had made to the Company since inception, and our principal financial officer also agreed to accept equity for his accrued compensation.  We expect this reduction in debt to have a positive effect in our capital raising efforts in 2012.

Results of Operations

For the year ended December 31, 2010 and the year ended December 31, 2011

Revenues

We had no revenues for the year ended December 31, 2010 and no revenues for the year ended December 31, 2011, and do not anticipate any significant revenues for twenty-four to thirty-seven months from the financing of any of our projects, as stated above.

Operating Expenses

Our operating expenses for the period year ended December 31, 2010 totaled $1,443,662 and for the year ended December 31, 2011 totaled $1,794,315.  The primary components of our expenses were related to salary expenses, professional fees and SEC compliance activities for the years ended December 31, 2010 and December 31, 2011.

Impairment Reserve

The Lima Energy project which we acquired from Global Energy, Inc., a related party, in June 2010, is located on land owned by the City of Lima and will only become available for use by the Company when funding for the project is obtained and certain other conditions are met. While we anticipate this to occur in the near future, the timing is uncertain, and therefore we consider the entire investment in the asset to be impaired. The Company recognized an impairment charge of $6,439,429 in the year ended December 31, 2010.

Interest Expense

As part of the Lima Energy Company acquisition, the Company issued a senior secured note to Global Energy, Inc, a related party, for $6.4 million with 7% per annum accrued interest, which as amended was payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or September 31, 2011. The due date of the note has been extended to September 30, 2011 on the same terms.   The Company negotiated with GEI to clear the Note balance as of the September 30, 2011 due date.  GEI agreed to accept 1,004,356 shares of the Company’s common stock to clear the Note balance and accrued interest.  Accordingly, the Note has been paid in full as of September 30, 2011 and the security on Lima Energy Company has been released.  In addition, the Company recorded interest expense at the end of 2011 of $453 related to a convertible promissory note with an unrelated third party. The Company recorded $252,990 and $338,070 of  interest expense for the years ended 2010 and 2011, respectively.

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

The net operating loss carryforwards for income tax purposes are approximately $3.3 million and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Net Loss

For the year ended December 31, 2010, we experienced a net loss of $8,136,081, which included an impairment charge of $6,439,429, and for the year ended December 31, 2011, we experienced a net loss of $2,132,385.

We anticipate losses from operations will increase during the next twelve months due to anticipated increases in payroll expenses as we add necessary staff, and project development expenses. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses.

 Basic and Diluted Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our net loss for the year ended December 31, 2010 was $0.11 per share, and $0.03 per share for the year ended December 31, 2011.

Liquidity and Capital Resources

We have had no revenues since inception.  We have obtained cash for operating expenses through loans from third parties and advances and/or loans from stockholders.  While the technology we intend to utilize is currently operational at some facilities in the United States, we do not yet have an operating commercial facility, and we anticipate it will be approximately twenty-four months and thirty-seven months from the date of the project’s financing until the CCGT phase or Gas 1 phase, respectively, are constructed and operational at our Lima Energy Project.  Once the first phase is completed and fully operational, we should begin to receive revenues from plant operations, but we cannot predict exactly when those revenues will start. We expect to commence commercial operation of Gas 1 within approximately 37 months from the date of Gas 1 project financing and of CCGT within approximately 24 months from date of CCGT project financing.

Net Cash Used by Operating Activities

Our primary uses of funds in operations were related to salary expenses, professional fees and SEC compliance activities for the year ended December 31, 2010 and for the year ended December 31, 2011.

Major Acquisitions

In June 2010, the Company entered into an agreement and acquired from GEI, a related party, all of the outstanding stock of Lima Energy.  Lima Energy is the project company for the Lima Energy Project, an Ultra Clean Btu Conversion project under development and initial construction in Lima, Ohio.  The Lima Energy Project is permitted for construction with 100,000 sq. ft. of engineered concrete already in place.  This Project is designed to convert solid hydrocarbons (petcoke, for example) in a closed system into low cost, clean energy products, such as SNG, electricity, and possibly H2.  The Project consists of 3 phases which are: 1) Gas 1, designed to produce 2.4 million BOE/yr of SNG; Gas 2, designed to produce 5.6 million BOE/yr of SNG, and; 3) CCGT designed to have a capacity of 516 MW).  In addition, the Project will capture 100% of the CO2 produced during the SNG manufacture, which the Company has a contract to sell to  Cambridge Resources LLC, a wholly owned subsidiary of CMT which is a joint venture between GEI and HTC for full utilization in EOR and CCS.  HTC is not considered a related party to USASF or GEI, while CMT and Cambridge Resources are considered a related party to USASF and GEI, as CMT is a joint venture between HTC and GEI, 46% of the stock of which is beneficially held by Harry H. Graves, our executive officer and chairman of our Board of Directors, and since our executive officer, Dr. Steven C. Vick, is also an executive officer of CMT, while Cambridge Resources is a wholly owned subsidiary of CMT and, therefore, also is considered a related party.  Because the construction in progress is located on land owned by the City of Lima and will only become available for use by the Company when funding for the project is obtained and certain other conditions are met, the entire investment in the asset has been considered impaired by the Company’s management and the Company recognized an impairment charge of $6.4 million in 2010.  In exchange for Lima Energy stock, the Company issued a senior secured note to GEI in the amount of $6.4 million which represented the book value of construction-in-progress to date, and GEI has retained a 50% equity interest in Gas 1, the first phase of the Lima Energy Project.  This Note accrued interest at a rate of 7% per annum, which, along with the principal, was due at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or September 30, 2011.  On September 30, 2011, the Company issued 1,004,356 shares of our common stock to Global Energy, Inc. to clear the senior secured note balance of $7,030,489, comprised of the principal amount of $6,439,429 and interest of $591,060 as of September 30, 2011.  Accordingly, the Note has been paid in full and the security on Lima Energy Company has been released.

In June 2010, Cleantech Energy Company, a wholly-owned subsidiary, entered into an agreement and acquired approximately 1.02 billion BOE from Interfuel E&P Ltd., an unrelated party.  Our Cleantech Energy Project will be located in Wyoming plans to use the energy asset of approximately 1.02 billion BOE of solid hydrocarbons.  On June 18, 2010, Cleantech Energy Company  purchased all of the right, title and interest in and to the energy asset, and all solid hydrocarbon BOE contained therein, and all other rights in and to the energy asset, including but not limited to the rights to produce the solid hydrocarbon from the property for commercial use from Interfuel E&P Ltd. pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd, an unrelated party, and Cleantech Energy Company.  This solid hydrocarbon BOE energy asset is located adjacent to Cleantech Energy’s proposed Cleantech Energy Project, an Ultra Clean Btu Conversion project that is being designed to produce 30.6 million BOE/yr of pipeline quality SNG and capture and fully utilize the CO2 produced during the SNG manufacture. The Company believes this solid hydrocarbon asset consists of over 700 million gross tons and over 400 million net tons of PRB coal.  The 1.02 billion BOE described elsewhere in this prospectus equals the energy content of the net tons of PRB referred to here.  Cleantech issued 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.   In future periods when the BOE asset is utilized in the gasification process, Cleantech will record an expense of $0.70 per BOE with a corresponding increase in the Company’s paid in capital.  Once commercial operations have begun, the preferred stock will earn a 5% annual dividend payable on a quarterly basis. Annual redemptions of preferred stock will be dependent on the net income of Cleantech.  Provided there is net income in a given year, Cleantech has the option to redeem such amount of preferred shares that is equal to not less than 7% and not more than 10% of net income in that year. Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time, or, at the option of Cleantech Energy, may be converted to Cleantech Energy Company’s common shares, according to this formula:  for every one percent (1%) of the original estimated value of preferred shares (1,020,058,000 BOE X $.70=$714,040,600) that is remaining at that time, Interfuel will be entitled to one-half of one percent (0.5%) of Cleantech Energy Company common shares then issued and outstanding. Additionally, Cleantech Energy will pay $70 million to Interfuel upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production. In the event Cleantech Energy Company does not commence construction of the Cleantech Energy Project for any reason other than willful misconduct by June 18, 2012 (or, if extended for one year, by June 18, 2013), Interfuel E&P Ltd. may terminate the contract resulting in an unwinding of the transaction pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement whereby Cleantech Energy Company would re-convey the energy asset to Interfuel E&P Ltd., which then would return the preferred shares to Cleantech Energy  Company.   While we believe the parties intend to mutually extend the agreement if necessary, we can give no assurances of that or that the construction of the Cleantech Energy Project will commence by this deadline and, as a result, we may not be able to receive commercially feasible quantities of the solid hydrocarbon which may have a negative impact on this project as discussed below.

We do not own proven or probable reserves in connection with any of our projects nor do we know if it is commercially feasible to receive a sufficient quantity of BOE from our solid hydrocarbon energy asset to support the development and operation of our Cleantech Energy Project.  Construction of the Cleantech Energy Project will depend, in part, upon our confirmation that it is economically feasible to extract a sufficient quantity of BOE from the solid hydrocarbon energy asset and upon future delivery of the solid hydrocarbon energy asset to support the development and operation of that project. If we determine that we will be unable to extract a sufficient quantity of BOE from the energy asset or if we are unable to receive a sufficient quantity of solid hydrocarbons from this energy asset to justify the construction of the Cleantech Energy Project, we may decide to redesign, relocate, develop alternate feedstock supplies, delay, or elect not to proceed on the development of this, or another, project.  Furthermore, if we determine that it is not commercially feasible to receive our solid hydrocarbon energy asset, we may be required to write off the value of the asset or to record an impairment or other charge on our consolidated financial statements that could have a material adverse effect on our business, financial condition and results of operations.

Cash Position and Outstanding Indebtedness

Our total indebtedness at December 31, 2010 was $7,820,972, consisting of all current liabilities due within the year. Current liabilities consist of accounts payable, advances from related parties, accrued expenses and the note for the acquisition of Lima Energy Company, while our total indebtedness at December 31, 2011 was $1,955,621. In addition to accounts payable, accrued liabilities, and advances from related parties, on November 16, 2011, the Company issued a convertible promissory note to an unrelated third party for $53,000.  The principal and interest are due on August 21, 2012.  Interest is accrued at a rate of 8.00% per annum, computed on the basis of a 365-day year and the actual number of days elapsed.  The Holder of the note has the right to convert the outstanding principal amount of the note into shares of common stock at a specified conversion price at a date at least 180 days from the date of the note and no later than the maturity date of August 21, 2012.  Upon reaching the conversion right, the conversion feature of the convertible note payable will be accounted for as an imbedded derivative and valued on the report date using the Black-Scholes pricing model.

At December 31, 2010, we had current assets of $40 in cash while for the year ended December 31, 2011 we had current assets of $1,117 in cash. We had long term assets of $1 at December 31, 2010 and 2011.

Future Capital Requirements

We have focused our efforts to date on obtaining large amounts of capital to fund our project development activity.  Our current business plan calls for new investment capital to fund our operations for the next twelve to twenty four months or until commercial operations at Lima Energy commence. Accordingly, we need to raise capital to provide working capital for the next two years in order to meet our funding commitments and business plan objectives.  We intend to accomplish this primarily through long and short-term borrowings, together with equity capital, as described below. In the event the Company raises additional funds due to investment demand and various financing options, the additional funds will further advance the Lima Energy Gas 1 project and add to corporate working capital to accelerate the business plan.

Our cash requirements depend on many factors, including the pace of our project development activities and the employee team build-up to drive our future growth. Over the next four years, we expect to make significant expenditures to expand our projects currently under development and construction to bring them into commercial operation. We estimate that total project costs to bring each project into commercial operation will be approximately $497.0 million for full construction of Gas 1, approximately $1.02 billion for full construction of Gas 2, approximately $627.3 million for full construction of CCGT, and approximately $2.3 billion for full construction of Cleantech Energy Project. Project costs include capital, EPC and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.

As of the date of this filing of our annual report on Form 10-K for the year ended December 31, 2011, we have commitments for a total of $70 million in reserve equity to assist in both our project capital requirements and working capital requirements.  This total of $70 million in reserve equity funding is comprised of up to $20 million from Kodiak Capital Group LLC (“Kodiak”) and up to $50 million from AGS Capital Group LLC (“AGS”), as described more fully elsewhere in this annual report on Form 10-K.  We plan to utilize the reserve equity as follows:  $2 million for the Lima land purchase, $2 million for the Technology Innovation Center, $10 million to advance the Lima Energy project site, engineering and permit work, $10 million to advance the Cleantech Energy site, engineering, licensing and permit work, and the balance of $46 million for general corporate purposes.

Our ability to obtain up to $20 million in equity funding from Kodiak and up to $50 million in equity funding from AGS is contingent on the Company filing registration statements for the resale of all registrable securities called for by the Investment Agreement between Kodiak and USASF dated April 6, 2011 and the Reserve Equity Financing Agreement between AGS and USASF dated May 16, 2011.  According to current SEC requirements, the Company’s common stock must be listed on a national securities exchange or quoted on the OTC Bulletin Board prior to the filing of any resale registration statements related to this type of agreement The registration statement must be declared effective and remain effective for the Company to access the reserve equity.  We can give no assurances that the Company’s stock will be listed on a national securities exchange or quoted on the OTC Bulletin Board, or that the registration statements, if filed, will be declared effective or remain effective.  As a result, we can give no assurances that the Company will be able to access the funds committed by either Kodiak or AGS.

On October 21, 2011, we signed an engagement letter with an unrelated third party to act as an advisor and provide investment banking services including arranging a bond or note financing based on the BOE energy asset in the amount of $350 million, which will be used to advance USASF projects and provide general growth capital for the Company.

On January 12, 2011, we entered into a non-binding term sheet with Socius CG II, a subsidiary of Socius Capital Group, for a commitment of up to $10 million in equity capital contingent upon our listing on the NASDAQ stock exchange for which we intend to apply.

We intend to finance a significant amount of the costs of these projects through a mix of equity and debt. The debt is expected to consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt.  We will require substantial capital resources to fund the project costs related to our development and construction plan. Our ability to obtain adequate funding for our development and construction plan as well as for our working capital needs will depend on a variety of factors and cannot be guaranteed. We intend to focus on the $100 million equity raise filed with the SEC in early 2012 to begin the financing for the Lima Energy Gas 1 phase as well as the $70 million reserve equity capital, then turn to the $470 million of Ohio Air Quality Development Authority bonds. While we have substantially completed the draft documentation for the Oho Air Quality Bonds, including the Offering Memorandum, Trust Agreement, Mortgage Security Agreement, and Deposit Account Pledge and Control Agreement, we have shifted the timing for the placement of the bonds due to our plan to utilize equity capital first.  We believe that this strategy will make the placement of the debt a more efficient process. While under the auspices of Ohio Air Quality Development Authority, the bond proceeds will be used by Lima Energy to complete construction of Lima Energy Gas 1 which is a cleantech facility being designed to deliver low cost SNG to Procter & Gamble Paper Products Company (“P&G”) under a long term contract and other customers.  We anticipate that the equity capital will be available in the second quarter 2012, although we can give no assurances that this will occur.

As the economy improves, we anticipate that the market for low cost clean energy and cleantech facilities such as Lima Energy Gas 1, will also improve.  In addition to the long term agreement for the sale of approximately half of the SNG to be produced from Gas 1 to P&G, the extension of which will be finalized once major funding is received, we are focused on putting in place other long term off-take contracts for transportation fuels, highlighting a shift in our product slate.  We believe this shift will improve returns and enable a 10-year term for bonds rather than the previous plan for a 20 year term.

No Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement and that have or are reasonably likely to have a material effect on our financial statements.

Inflation

Due to our limited operating history with respect to the production of energy and energy producing fuels, our production offerings and supplies have not been subject to significant price fluctuations as a result of inflationary or other market conditions; however, certain of our product offerings and supplies may be subject to future price fluctuations due to inflationary and other market conditions. We believe that we will largely be able to pass such increased costs on to our customers through price increases, although we may not be able to adjust our prices immediately due to fixed price contracts for specific terms. In general, we do not believe that inflation has had a material effect on our results of operations in recent years. The effect of technological advances on costs has not been determined, and in some cases has not caused prices on certain products to decrease, which could have a negative impact on margins.

Contractual Obligations

As part of the Lima Energy acquisition, the Company issued a senior secured note, as amended, to GEI, a related party, for $6.4 million with 7% per annum accrued interest, which, as amended, was payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or September 30, 2011 (the “Note”).  On September 30, 2011, GEI accepted 1,004,356 shares of our common stock to clear the Note balance and accrued interest.  Accordingly, the Note was paid in full as of September 30, 2011 and the security on Lima Energy was released.  The senior secured note with accrued interest, totaling $7,030,489, was repaid on September 30, 2011 by the issuance of 1,004,356 shares of the Company’s common stock to GEI.

Factors That May Affect Our Financial Condition

Our revenues will be subject to many risks and uncertainties, some of which are detailed in the section of this annual report on Form 10, titled “Risk Factors,” including the following:

Financing.  Over the next four years, we expect to need $497.0 million for full construction of Gas 1, $1.02 billion for full construction of Gas 2, $627.3 million for full construction of CCGT, and $2.3 billion for the full construction of Cleantech Energy Project.  We intend to supply the funds necessary for the Lima Energy Project through a combination of equity and debt, primarily through the issuance of OAQDA bonds or other nonrecourse debt financing specific to the Lima Energy Project, and the funds necessary for the Cleantech Energy Project through a combination of asset contributions and debt, primarily non-recourse debt financing specific to that project. Lima Energy is currently seeking financing of $470 million to be provided by the OAQDA through the issuance of $470 million of bonds in a private placement on behalf of the State of Ohio for the purpose of providing debt financing for Gas 1. The OAQDA bonds, if issued, will be non-recourse to USASF. However, there can be no assurance that the placement of the OAQDA bonds will be completed in a timely manner or at all. We expect that the debt financing component for Gas 2 and CCGT will consist primarily of the issuance of additional series of OAQDA bonds or other project-specific nonrecourse debt financing. However, we may not be able to obtain adequate debt financing for Gas 2 or CCGT, or for any of our projects, on terms consistent with our expectations to support our development and construction plan in a timely manner. For example, we may be unable to secure financing for any of our projects until we sign a long-term off-take agreement with third parties at a fixed price. If we are unable to raise adequate funds, or to raise adequate funds on terms acceptable to us, we may have to delay, reduce or eliminate some or all of our development and construction plan or take other steps, including liquidating some or all of our assets, each of which will directly impact our results of operations. We intend to manage this financing risk by attempting to secure for each project, among other things, adequate equity investment, adequate fixed price EPC and related contracts and adequate off-take arrangements, although our ability to obtain debt financing for each project will also depend on factors beyond our control such as market conditions (including actual project costs) and the opinions of the independent engineers we retain.

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

Fluctuations in the price of feedstock for our facilities. Our ability to operate our facilities once we have completed development and construction is dependent upon the availability of feedstock at reasonable prices. Different gasification technologies utilize different types of feedstock, including coal, petcoke and renewables. We also expect to purchase electricity and natural gas from time to time. During periods of rising prices for such feedstocks, we may incur significant increases in our operating costs, thus reducing our margins.  We intend to manage the risk associated with fluctuations in the price of feedstock by purchasing long term BOE energy assets and entering into hedges where appropriate

Recent Accounting Pronouncements from Financial Statement Disclosures

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

When we filed our Form 10-Q for the quarter ended September 30, 2010 on November 15, 2010, we believed we had the approval of KWCO PC (formerly Killman, Murrell & Company P.C.), our independent registered public accounting firm (“KWCO”) to file. However, this was a misunderstanding of our verbal communication with KWCO and we did not actually have KWCO’s consent to file.

On January 13, 2011, KWCO indicated that KWCO would resign as our independent registered public accounting firm, effective immediately. The termination of the auditor-client relationship was approved by our audit committee on January 19, 2011.

KWCO sent a letter to the Company informing us that it resigned due to the following reasons:

•
Filing documents with SEC without auditor's approval. We do not agree with KWCO's statement that documents were filed without their approval. Following the audit work for 2008 and 2009 we signed a separate engagement letter with KWCO for quarterly reviews as we proceeded to upgrade the company to a full SEC reporting company. We believed that we were interacting with KWCO in a process of review, comment, incorporation of comments, final document, and file. In each instance in which we filed documentation with the SEC, we supplied KWCO with the draft documents, and then followed up with multiple email and phone communications. Due to the fact that the principal contact at KWCO was on significant medical leave (hospital and recovery) for a considerable period of time, we often had to depend on messages left with or passed through KWCO staff. In each event, after multiple communications to inquire as to whether there were any further comments, upon receiving, or being told there were, none, we would file the relevant document with the SEC to meet the SEC's required deadline. In instances where we did have KWCO comments, we incorporated those changes and returned the document to KWCO for any further comments. Upon receiving no comments, or being told there were none, we filed the relevant document to meet the SEC's required deadline.

•
Filing Form 10-Q without reviewed financial statements. We do not agree with KWCO's statement that any Form 10-Q was filed without reviewed financial statements. We believed that our interim financial statements in our Form 10-Q for the quarter ended September 30, 2010, filed on November 15, 2010, were reviewed by KWCO. We engaged KWCO as our auditor to conduct a review of interim financial statements. We submitted the draft financial statements and the Form 10-Q to KWCO several times with revisions for comments, and ultimately followed up with multiple KWCO contacts for approval to file prior to any filing. KWCO’s view is that difficulty receiving requested documentation from the Company led them not to finalize the financial statement review process before the filing of the Form 10-Q for the quarter ended September 30, 2010. We were unaware of this position until the auditor resignation. It was, and remains, our intent to engage our auditors and, as part of our year-end audit work, to amend, where necessary, our Form 10-K and Form 10-Q pursuant to rule 8-03 of Regulation S-X and provide interim financial statements reviewed by our independent public accountant using professional standards and procedures for conducting such reviews under generally accepted auditing standards as may be modified or supplemented by the SEC.

•
Differences of opinion as to answers included in responses to SEC comment letters. After sending the auditors draft responses to SEC comment letters for review, we were not informed by the auditors what answers to SEC Comment letters, if any, they disagreed with or that represented a difference of opinion.

•
Un-reconciled differences related to valuation of BOE energy asset. We did have a disagreement with Killman Murell regarding the valuation of our barrel of oil equivalent (BOE) energy asset.  Each of our 2010 audit subsequent events for second quarter 2010 interim financials, and third quarter 2010 interim financials included the BOE energy asset (with 70¢/BOE basis), including filings that we believed were reviewed by KWCO. It was our understanding that our second quarter 2010 and third quarter 2010 financials with BOE energy asset were correct. However, we are aware that KWCO subsequently developed a view that there may be a different accounting treatment needed for this asset. According to KWCO, the disagreement stems from the fact that the asset was, at one time, owned by a related party, and that the Energy Contract related to the asset is computed on a BOE basis, which constitutes a different approach for solid hydrocarbons. In view of the fact that the disagreement had not been declared a disagreement, no audit or other committee of our Board of Directors, nor the Board of Directors itself, discussed the subject matter with KWCO. However, the Chairman of the Board of Directors, in that capacity, and in the capacity of Chief Financial Officer, did discuss this subject matter with KWCO and, ultimately, agreed with KWCO’s opinion on the need to apply a different accounting treatment for the BOE energy asset, which treatment was included in our Form 10-K for the year ended December 31, 2010 and subsequent interim periods.

On March 28, 2011, our Board of Directors approved the selection and re-engagement of KWCO as our independent registered public accounting firm.

Upon subsequent discussions with KWCO and the staff of the SEC, we agreed that a restatement of our quarterly report on Form 10-Q for the period ended September 30, 2010 filed on November 15, 2010 was necessary. We filed Form 10-Q/A amending Form 10-Q for the period ended September 30, 2010 filed on November 15, 2010 and reflecting the restatement on May 26, 2011. We agreed with KWCO that we would account for our acquisitions of the BOE energy asset and Lima Energy Company in a more conservative manner for the annual report on Form 10-K for the period ended December 31, 2010 and for all subsequent periods. The restatement of our financials for the quarter ended September 30, 2010 highlighted one-time accounting changes for the acquisitions of the BOE energy asset and Lima Energy Company.

The misunderstanding of our verbal communications with KWCO represented a material weakness in our internal control over financial reporting.  In order to remediate this material weakness, we began requiring more explicit communications and written consensus between KWCO and our senior management. We included this requirement in our formal program of internal controls over of financial reporting as of July 15, 2011.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Our controls and procedures provide for full flow of information to Company management, especially to the Chief Executive Officer and Chief Financial Officer, and our evaluation shows we are able to meet our reporting obligations under the Exchange Act Rules stated above. While our disclosure controls and procedures are effective, we recognize that continued improvement is desired in the areas of management oversight, control of documentation being produced, and review of such control documentation when it is produced.  A policy and procedure directive has been established to seek improvement in this area.  Our controls and procedures provide for full flow of information to Company management, especially to the Chief Executive Officer and Chief Financial Officer, and our evaluation shows we are able to meet our reporting obligations under the Exchange Act Rules stated above.

b)  Management’s Annual Report on Internal Control Over Financial Reporting.  Internal control of our financial reporting is the process designed by and under the supervision of, our Chief Executive Officer and Chief Financial Officer, and put into practice by our board of directors, management and other personnel, to provide reasonable assurances surrounding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control includes policies and procedures that:

•	Require the maintenance of records in reasonable detail that fairly and accurately reflect any transactions or dispositions of our assets;
•
Provide reasonable assurance that all transactions are documented as necessary, permitting preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are made only in accordance with proper authorization of our management and directors; and

•
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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 Act, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. KWCO has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
/s/ H.H. Graves H.H. Graves Chief Financial Officer

c)   Changes in internal control over financial reporting. During the last fiscal quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Set forth below are the name, age, and position and a brief account of the business experience of each of our directors and management team, including our executive officers as of the date of this filing.

Directors and Executive Officers
Name	Age	Position

Harry H. Graves	55	Chairman of the Board and Chief Financial Officer
Ernest K. Jacquet	65	Director
Steven C. Vick	60	Director, President and Chief Executive Officer

Biographical  Information

Harry H. Graves— Chairman of the Board and Chief Financial Officer.   Mr. Graves is our Chief Financial Officer, a position he has held since July 2010.  He was appointed to our Board of Directors in December 2009, where he continues to serve as Chairman.   Mr. Graves is President and Chief Executive Officer of GEI and has served in that capacity since the company’s founding in 1988. He also served as a director of GEI since 1988.  Mr. Graves has served on the Steering Committee of the Coalition for the Green Bank, Washington, D.C. Mr. Graves was also the longest standing founding director of the Washington, D.C.-based Gasification Technologies Council, an organization formed to promote a better understanding of the potential role of gasification in the energy industry. Mr. Graves brings to the Company a wealth of knowledge in the gasification business, developed over twenty years with GEI.  Prior to 1988, Mr. Graves worked for Procter & Gamble Company in positions of increasing responsibility in the Boston, New York, Philadelphia and Minneapolis markets, including Central Field Manager and Special Markets Manager at Procter & Gamble Company’s world headquarters in Cincinnati, Ohio. Mr. Graves earned a B.A. in economics from Trinity College in Hartford, Connecticut.

Dr. Steven C. Vick—Director, President and Chief Executive Officer.  Dr. Vick was appointed to our Board of Directors in July, 2010.  Dr. Vick also began serving as President and Chief Executive Officer for the Company in July 2010.  Dr. Vick is committed to the mission of the Company, and his background in technology development as well as gasification facility operations positions him well to help steer the direction of this development stage company.  In addition, he is Chief Technology Officer for GEI, a position he has held since March 2006, and has served as the President of CMT since February 2008. Dr. Vick has served in various capacities with GEI and its affiliated companies since August 1995, including General Manager at the Wabash River Gasification Facility, now known as SG Solutions LLC, from September 2003 to February 2006 when it was under GEI’s management, and Senior Vice President of Global Environmental, Ltd. from 1995 to 2003.   Before joining GEI, Dr. Vick served as the President of Trans-End Technology, a PCB disposal company, from June 1994 until April 1995. From 1977 until June 1994, Dr. Vick worked for Union Carbide Corporation’s chemical and polymers companies and UNISON Transformer Services, Inc., a Union Carbide Corporation subsidiary, in various positions of increasing responsibility, including Director of Research and Technology. Dr. Vick earned a PhD in inorganic chemistry from Massachusetts Institute of Technology.

Mr. Ernest K. Jacquet-Director.   Mr. Jacquet  joined the board of directors on February 15, 2012.  Mr Jacquet is a Managing Partner at Mentor Partners and Chairman of Passport Brands, Inc. and Executive Producer of AMERICA  STAND UNITED: In Support of our Troops. Previously, he was Managing Partner of Parthenon Capital, a $1.7B private equity firm. Prior to co-founding Parthenon Capital in 1998, Mr. Jacquet was a General Partner at Summit Partners, a $6 billion venture capital firm where he started their Buyouts Group. In the 1980’s, he was a Principal at Bain Capital and was a member of the International M&A Group at Morgan Stanley & Co, New York. Mr. Jacquet spent eight years in the United Kingdom, where he became one of the youngest Directors of Trafalgar House Investments PLC developing Oil and Gas offshore. Prior to the North Sea, he served four years as a U.S. Navy Diving Officer in the Far East.  Currently, he serves as Chairman of the Board of Directors of Passport Brands (“PBIX”), the North American licensee of Marithe +Francois Girbaud. Mr. Jacquet has served on numerous boards including: Chairman of Interline Brands Inc. (“IBI”) which went public and grew to over a billion dollar market cap.  Other representative boards include:  Acurex (Chairman), Astech (Chairman), Academic Management Services (Chairman) and Chase Federal Bank.  Mr. Jacquet is a licensed Professional Engineer and patent holder. He earned his MSE and BSE with Honors from the University of Michigan and his MBA from Stanford Business School.

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

Board of Directors

Our Board of Directors currently consists of three directors (Mr. Jacquet, Mr. Graves, and Dr. Vick), with Mr. Graves serving as its chairman. The Board of Directors has approved an increase in board size to seven directors, which we expect to achieve over the next twelve months.

Board Meetings and Committees; Annual Meeting Attendance

We held our annual meeting on October 28, 2011 in Washington, D.C. In 2011,  the Board of Directors met seven times.  No director was present for less than 75% of the meetings. There were no committee-only meetings, as committee business was discussed in the at-large board meetings. We do not have a policy with regard to director attendance at annual meetings.

Board Committees

Our Board of Directors has approved the creation of an audit committee, a compensation committee, and a nominating and governance committee, which at this time are each composed of the entire Board of Directors. Each of these committees has a charter approved and adopted by our Board of Directors and the committee.  While our Board of Directors currently consists of three directors, it has determined that, upon its expansion to seven, all of the individuals who will serve on these standing committees will be independent to the extent required by, or as defined under, the rules approved by the SEC and the appropriate national exchange and, in the case of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended.  Until such time as the Board is expanded to seven members, all three current directors are members of each committee.

Audit committee

The Board of Directors, consisting of Messrs. Graves (chair), Jacquet and Vick, acts as the audit committee.  Upon the expansion of our board, we expect that at least one of the independent directors will serve as chair of the audit committee and will qualify as an “audit committee financial expert” within the meaning of the regulations of the SEC and national securities exchange rules.   The primary responsibilities of our audit committee include:

•	Appointing, approving the compensation of, and assessing the qualifications and independence of our independent registered public accounting firm, which currently is KWCO, PC.
•	Overseeing the work of our independent registered public accounting firm, including the receipt and assessment of reports from that firm.
•	Reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures.
•	Preparing the audit committee report required by SEC rules to be included in our annual proxy statements.
•	Monitoring our internal control over financial reporting and our disclosure controls and procedures.
•	Reviewing our risk management status.
•	Establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns.
•	Meeting independently with our independent registered public accounting firm and management.
•	Monitoring compliance by our senior financial officers with our code of conduct and ethics.

All audit and non-audit services to be provided by our independent registered public accounting firm must be approved in advance by the audit committee.

Compensation committee

The Board of Directors has a compensation committee, consisting of Messrs. Graves, Jacquet and Vick.  Upon expansion of the Board of Directors, none of the persons who will be members of our compensation committee will have ever been employed by us. The primary responsibilities of the compensation committee will include:

•	Annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer.
•	Determining the compensation of our chief executive officer.
•	Reviewing and approving, or making recommendations to our Board of Directors with respect to, the compensation of our other executive officers.
•	Overseeing an evaluation of our executive officers.
•	Overseeing and administering our cash and equity incentive plans, if any.

Nominating and governance committee

The board of directors, consisting of Messrs. Graves (chair), Jacquet and Vick, functions as the nominating and governance committee.  The primary responsibilities of the nominating and governance committee include:

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

Code of Conduct and Ethics

Our Board of Directors has adopted a code of conduct and ethics.  The code of conduct and ethics establishes the standards of ethical conduct applicable to all directors, officers, and employees of our Company. The code addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures and internal control over financial reporting, corporate opportunities, and confidentiality requirements. The audit committee of our Board of Directors is responsible for applying and interpreting our code of conduct and ethics in situations where questions are presented to it. Our Code of Conduct and Ethics policy is available on our website:  www.usasfc.com.

Corporate Governance

We believe that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. We continue to review the corporate governance policies and practices of other public companies, as well as those suggested by various authorities in corporate governance. We have also considered the provisions of the Sarbanes-Oxley Act and the rules of the SEC and The NASDAQ Stock Market. Based on this review, our Board of Directors has begun taking steps to implement many of these provisions and rules. In particular, we have adopted charters for the audit committee, compensation committee and nominating and governance committee, as well as a code of conduct and ethics applicable to all of our directors, officers, and employees.
.
Election of Directors and Vacancies

The Company’s Bylaws provide that the size of the Board of Directors,  which currently consists of three directors, may be changed from time to time by resolution of the Board of Directors, and that new directors shall be elected to office by the stockholders at the annual meeting. There are no agreements with respect to the election of directors.  Our Bylaws further provide that vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the remaining directors even if such majority is less than a quorum, or by the plurality of votes cast at a meeting of stockholders.  Directors elected to fill vacancies hold office until the expiration of the term of the director they replaced.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that the filing requirements applicable to our Dr. Steven C.  Vick, Mr. Harry H. Graves,  were complied with during 2011, but that the requirements applicable to our other  director and greater than 10% beneficial owners were not complied with during 2011.

Item 11. Executive Compensation.

Overview

As of the date of this prospectus, we have not established formal compensation objectives, policies and practices with respect to our principal executive officer, principal financial officer, and our other executive officers, collectively referred to as our named executive officers, as determined in accordance with applicable SEC rules.

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

We expect decisions regarding the compensation to be paid to our named executive officers to be made by our compensation committee and in accordance with its written charter.  Each of our named executive officers is currently serving the Company pursuant to informal arrangements. The annual salary of our principal executive officer is $277,000, which was based on a review of the compensation offered to other executive officer candidates, as well as with his input.  Our principal financial officer’s annual salary is $200,000, based on similar circumstances.   It is expected that, during 2012, these arrangements will be developed into more comprehensive and formal compensation plans consistent with the objectives outlined herein, the compensation committee’s charter, and the interests of the Company and its stockholders.

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

The following table provides information with respect to compensation for our named executive officers.

Name and Principal Position	Year	Salary		Total

Steven C. Vick	2011	$277,000		$277,000
President and Chief Executive Officer	2010	$115,415	(1)	$115,415

Harry H. Graves	2011	$200,000		$200,000
Chief Financial Officer	2010	$83,335	(2)	$83,335

(1) Dr. Vick has agreed to accrue his salary to assist the Company until major funding of $1 million or more.
(2) Mr. Graves agreed to accrue his salary to assist the Company. On December 21, 2011, Mr. Graves further agreed to convert his total accrued salary through 12/31/11 to equity.

Director Compensation

There are no standard compensation arrangements for our board members. In 2011, no compensation was earned by or stock awards awarded to any of our directors.  In 2010, the Board of Directors considered a board compensation policy; however the Board has not approved such a policy.  The board intends to implement a compensation plan during the next twelve months.

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

Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage

5% Stockholders:
Fifth Third Bank Agent for T.H. Graves, P.F. Graves, J.H. Graves U/A Trust 3 dated December 1, 2005 (1)	9,000,000	11.79%
Lynne R. Graves (2)	32,395,907	42.38%

Executive Officers and Directors:
Harry H. Graves (3)	32,395,907	42.38%
Steven C. Vick	480,000	*
Ernest K. Jacquet	200,000	*

All executive officers and directors as a group:
(3 persons)	33,075,907	43.27%

Total Shares Outstanding:	76,425,248	100.00%

*	Less than 1%
(1)	Fifth Third Bank, 38 Fountain Square Plaza, Floor 17, Cincinnati, OH 45202.
(2)	Includes 28,276,337 shares beneficially owned by Mrs. Graves’ spouse.
(3)	Includes 4,119,570 shares beneficially owned by Mr. Graves’ spouse.

Equity Compensation Plan Information

As of December 31, 2011, the Company had no equity compensation plans under which our equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions.

The following is a description of transactions, since January 1, 2011, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and to which any related person had or will have a direct or indirect material interest:

On September 30, 2011, the Company issued 1,004,356 shares of the Company’s common stock to GEI to clear the Lima Energy senior secured note balance and accrued interest of $7,030,489.

On December 21, 2011, the GEI agreed to accept 45.912 shares of the Company’s common stock in payment of amounts advanced to the Company since inception.

On December 21, 2011, the Company’s Chairman and Chief Financial Officer agreed to accept 40,477 shares of the Company’s common stock for his accrued salary through December 31, 2011.

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

Director Independence

We are not presently required to have independent directors.  We intend to comply with future governance requirements to the extent they become applicable to us relating to the number of independent directors composing our board and we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Item 14.  Principal Accounting Fees and Services

The following table presents the fees billed for professional audit services rendered by KWCO, PC (formerly Killman, Murrell and Company, P.C.) for fiscal years 2011 and 2010 and fees billed for other services rendered by KWCO, PC for fiscal years 2011 and 2010.

	2011	2010
Audit Fees	$80,172	$54,718
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$80,172	$54,718

The Board of Directors reviewed and approved all audit services provided by KWCO, PC and concluded that these services were compatible with maintaining its independence.

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

The Board of Directors will not grant approval for:
•	Any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to us.
•	Provision by the independent auditors to us of strategic consulting services of the type typically provided by management consulting firms.
•
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

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Board of Directors will consider all relevant facts and circumstances, including the following four basic guidelines:
•	Whether the service creates a mutual or conflicting interest between the auditor and us.
•	Whether the service places the auditor in the position of auditing his or her own work.
•	Whether the service results in the auditor acting as management or an employee of our company.
•	Whether the service places the auditor in a position of being an advocate for our company.

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

3.1*	USA Synthetic Fuel Corporation - Restated Certificate of Incorporation

3.2*	Bylaws of USA Synthetic Fuel Corporation

4.1*	Specimen certificate for shares of common stock

10.1**	License Agreement between GEC and Lima Energy

10.2*	Revision to License Agreement between GEC, Lima Energy, and ConocoPhillips, July 30, 2003

10.3*	EPC Agreement Lima Energy Co and Gasification Engineering Corp -

10.4*	Reserved by Company

10.5*	Amended and Restated SNG Purchase and Sale Agreement- August 13, 2007

10.5a*	First Amendment, effective as of January 1, 2008, P&G Restated SNG Agreement

10.5b*	Second Amendment, effective as of June 1, 2008, P&G Restated SNG Agreement

10.5c*	Third Amendment, effective as of July 2008, P&G Restated SNG Agreement

10.5d*	Fourth Amendment, effective as of October 30, 2008, P&G Restated SNG Agreement

10.5e*	Fifth Amendment, effective as of January 1, 2009, P&G Restated SNG Agreement

10.5f*	Sixth Amendment, effective as of April 1, 2009, P&G Restated SNG Agreement

10.5g*	Seventh Amendment, effective as of July 1, 2009, P&G Restated SNG Agreement

10.5h*	Eighth Amendment, effective as of October 1, 2009, P&G Restated SNG Agreement

10.5i*	Ninth Amendment, effective as of April 1, 2010, P&G Restated SNG Agreement

10.5j*	Letter Amendment Definition of Facility, effective October 28, 2008, P&G Restated SNG Agreement

10.6*	Form of Indemnification Agreement entered into by and between USA Synthetic Fuel Corporation and each of its directors, executive officers, and key consultants

10.7**	Carbon Dioxide Sales Agreement, dated March 17, 2008, by and between Lima Energy Company and Cambridge Resources, LLC.

10.8*	Stock Purchase Agreement Among USA Synthetic Fuel Corporation, Global Energy, Inc., and Lima Energy Company, June 11, 2010

10.9*	Senior Secured Note by USA Synthetic Fuel Corporation to the order of Global Energy, Inc., June 11, 2010

10.10*	Energy Contract: Barrel of Oil Equivalent (BOE) Purchase & Sale Agreement between Cleantech Energy Company and Interfuel E&P Ltd., June 18, 2010

10.11**	Strategic Alliance Agreement, dated December 21, 2006, between Global Energy, Inc. and Oxbow Carbon & Minerals LLC

10.12**	Draft – Real Estate Acquisition and Development Agreement by and between The City of Lima, Ohio and Lima Energy Company, Dated as of July 1, 2010 – Draft version subject to change

10.13+	First Amendment to Senior Secured Note by USA Synthetic Fuel Corporation to the order of Global Energy, Inc., dated March 15, 2011

10.14+	Investment Agreement between Kodiak Capital Group, LLC and USA Synthetic Fuel Corporation, dated April 6, 2011

10.15+	Registration Rights Agreement between Kodiak Capital Group, LLC and USA Synthetic Fuel Corporation, dated April 6, 2011

10.17++	Registration Rights Agreement between AGS Capital Group, LLC and USA Synthetic Fuel Corporation, May 16, 2011

21.1*	Subsidiaries of USA Synthetic Fuel Corporation

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14 or Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1+	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 filed on July 29, 2010

**	Incorporated by reference from Registrant’s Registration Statement on Amendment No. 1 to Form 10 filed on October 21, 2010

***	Incorporated by reference from Registrant’s Quarterly Report on Amendment No. 1 to Form 10-Q filed on January 7, 2011

+	Filed Herewith

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

“GEC” means Gasification Engineering Corporation;

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

“USFC” is the current trading symbol for USA Synthetic Fuel Corporation on the OTCQB;

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
47.
Juliana, C.N., Ramirez, A.M., Larkin, B.J., “Construction Management/Design-Build,” Lorman Seminar, 2005 <http://www.hillintl.com/PDFs/Construction%20Management%20Design%20Build%20-11-24-04%20Ramirez,%20Alann.pdf>

48.
Thomas, D.A.J., Hooghouse, J.T., “Advanced Design-Build Strategies for Architects,” Sponsored by American Institute of Architects and Design-Build Institute of America, Design-Build Educational Program  http://www.fldbia.org/Documents/AIA%20DB%20%20Dorwin%20Thomas%20presentation.pdf

49.
“The Concise Guide to Wyoming Coal,” the Wyoming Coal Information Committee of the Wyoming Mining Association, Cheyenne, Wyoming, 2010                                        http://www.wma-minelife.com/coal/CONG2010/ConciseGuide2010-01Sep10.pdf

50.	“Coal: Coal Mines of the Powder River Basin,” Wyoming State Geological Survey, University of Wyoming, Laramie, Wyoming, 2001, http://www.wsgs.uwyo.edu/coalweb/WyomingCoal/mines.aspx
51.
Lacey, J.A., Davies, H.S., and Dales, D.F., “Coal Gasification – The Westfield Story,”  Communication 1422, presented at the 127th Annual General Meeting and Spring Conference of the Institution of Gas Engineers, ISSN 0367-7850, Glasgow, May 1990.

52.	“Arch Coal Inc., Reports Second Quarter 2010 Results,” Arch Coal, Inc., Press Release, July 30, 2010, <http://investor.archcoal.com/phoenix.zhtml?c=107109&p=irol-newsArticle&ID=1454327&highlight 2q10>
53.	“Arch Coal, Inc. Reports Third Quarter 2011 Results,” Arch Coal, Inc., Press Release, October 28, 2011, <http://investor.archcoal.com/phoenix.zhtml?c=107109&p=irol-newsArticle&ID=1623154&highlight=>

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated April 20, 2012	USA SYNTHETIC FUEL CORPORATION

By: /s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

By: /s/ Harry H. Graves
Name: Harry H. Graves
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and as of April 20, 2012.

Signature	Title

/s/ Harry H. Graves	Chief Financial Officer
Harry H. Graves	Chairman and Director (Principal Financial Officer)

/s/ Dr. Steven C. Vick	President, Chief Executive Officer
Dr. Steven C. V ick	Director (Principal Executive Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

USA SYNTHETIC FUEL CORPORATION	Page
Report of Independent Registered Public Accounting Firm KWCO, PC.	F-2
Consolidated Balance Sheet as of December 31, 2010 and December 31, 2011	F-3
Consolidated Statement of Operations for the Period November 30, 2009 (Inception) to December 31, 2011 and for the Years Ended December 31, 2010 and 2011	F-4
Consolidated Statement of Stockholders’ Deficit for the Period November 30, 2009 (Inception) to December 31, 2011 and for the Years Ended December 31, 2010 and 2011	F-5
Consolidated Statement of Cash Flows for the Period November 30, 2009 (Inception) to December 31, 2011 and for the Years Ended December 31, 2010 and 2011	F-6
Notes to Consolidated Financial Statements	F-7

KWCO, PC
Certified Public Accountants

1931 East 37th Street, Suite 7	2626 Royal Circle
Odessa, Texas 79762	Kingwood, Texas 77339
(432) 363-0067	(281) 359-7224
Fax (432) 363-0376	Fax (281) 359-7112

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
USA Synthetic Fuel Corporation
(A Development Stage Company)
Cincinnati, Ohio  45202

We have audited the accompanying consolidated balance sheets of USA Synthetic Fuel Corporation (a Development Stage Company) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, total equity (deficit), and cash flows for the years ended December 31, 2011 and 2010, and for the period November 30, 2009 (inception) to December 31, 2011. USA Synthetic Fuel Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Synthetic Fuel Corporation (a Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, for the period November 30, 2009 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit, a deficit accumulated during the development stage and has incurred significant losses since inception which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the consolidated financial statements. The 2011 and 2010 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KWCO, PC
 KWCO, PC
Odessa, Texas
April 20, 2012

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

Assets
	December 31, 2010	December 31, 2011

Current Assets
Cash	$40	$1,117

Property, Plant & Equipment
Lima Energy CIP	6,439,429	6,439,429
Impairment Reserve (footnote7)	(6,439,429)	(6,439,429)
Property, Plant & Equipment, Net	-	-
Other Assets
BOE Energy (footnote 7)	1	1
Total Other Assets	1	1

Total Assets	$41	$1,118

Liabilities
Current Liabilities
Accounts Payable	$116,991	$415,100
Advances from Related Parties	226,103	115,400
Accrued Expenses	53,345	18,345
Accrued Interest	252,990	-
Payroll Liabilities	732,114	1,353,776
Notes Payable (footnote 9)	6,439,429	53,000
Total Current Liabilities	7,820,972	1,955,621

Deficit USA Stockholders’ Deficit
Preferred stock, $0.0001 par value, 9,925,153 shares authorized, none issued or outstanding	−	─
Series A super voting preferred stock, $0.0001 par value, 2 shares authorized, none issued and outstanding	−	─
Series B preferred stock, $0.0001 par value, 74,845 shares authorized, none issued or outstanding	−	─
Common stock, $0.0001par value, 300,000,000 shares authorized 75,000,000 and 76,425,248 shares issued and outstanding at 2010 and 2011, respectively	7,500	7,641
Additional paid-in capital	311,257	8,309,929
Deficit accumulated during the development stage	(8,139,689)	(10,272,074)

Total USA Stockholders’ Deficit	(7,820,932)	(1,954,504)
Non-controlling interest	1	1
Total Deficit	(7,820,931)	(1,954,503)
Total Liabilities and Deficit	$41	$1,118

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative Total
			November 30,
	Year Ended	Year Ended	2009 (Inception) to
	December 31, 2010	December 31, 2011	December 31, 2011

Operating Expenses
General and Administrative Expenses	$(1,443,662)	$(1,794,315)	$(3,241,585)
Impairment Expense	(6,439,429)	-	(6,439,429)
Net (loss) from Operations	(7,883,091)	(1,794,315)	(9,681,014)

Interest Expense	(252,990)	(338,070)	(591,060)
Net (loss) before taxes	(8,136,081)	(2,132,385)	(10,272,074)
Provision for Income Taxes	−	-	−
Net (loss)	$(8,136,081)	$(2,132,385)	$(10,272,074)

Net Loss Per Common Share – Basic and Diluted	(0.11)	(.03)

Weighted Average Number of Common Shares Outstanding	75,000,000	75,449,573

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Period November 30, 2009 (Inception) to December 31, 2009, for the Years Ended December 31, 2010 and 2011

	Series A Preferred Stock			Series B Preferred Stock			Common Stock		Additional Paid-in	Retained	Deficit Accumulated During Development
	Shares	Par Value		Shares	Par Value		Shares	Par Value	Capital	Deficit	Stage	Total

Balance November 30, 2009 prior to Restructure in anticipation of Subsidiary Acquisition on December 4, 2009	2	$	−	-	$	−	159,100	$16	$47,849,914	$(47,849,930)	$ −	$	−

Exchange Series A Super Voting Preferred Stock for Series B Preferred Stock	(2)		-	2,095		-	-	-	-	-	-		-

Stockholder Contribution	-		-	-		-	-	-	3,608	-	-		3,608
Acquisition of Subsidiary Recognized as Reverse Merger	-		-	72,750		7	-	-	(47,849,837)	47,849,930	-		100

Conversion of Preferred Stock	-		-	(74,845)		(7)	74,840,900	7,484	(7,477)	-	-		-

Net Loss	-		-	-		-	-	-	-	-	(3,608)		(3,608)

Balance December 31, 2009	−		−	−		−	75,000,000	7,500	(3,792)	−	(3,608)		100

Employee Stock Compensation	-		−	-		−	−	−	170,049	−	−		170,049
Stockholder Contribution	−		−	−		−	−	−	145,000	-	−		145,000

Net Loss	-		-	-		-	-	-	-	-	(8,136,081)		(8,136,081)
Balance December 31, 2010	−		−	−		−	75,000,000	7,500	311,257	−	(8,139,689)		(7,820,932)

Shares Issued for Services	-		-	-		-	334,503	33	340,452	-	-		340,485
Shares Exchanged for Debt and Interest	-		-	-		-	1,090,745	108	7,658,220	-	-		7,658,328

Net Loss	-		-	-		-	-	-	-	-	(2,132,385)		(2,132,385)
Balance December 31, 2011	-		$-	-		$-	76,425,248	$7,641	$8,309,929	$-	$(10,272,074)		$(1,954,504)

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows

					Cumulative Total
					November 30,
	Year Ended		Year Ended		2009 (Inception) to
	December 31, 2010		December 31, 2011		December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$	(8,136,081)		$(2,132,385)	$(10,272,074)
Adjustment to reconcile net loss to net cash used in operating activities:
Employee stock compensation		170,049		-	170,049
Stock issued for services				340,485	340,485
Expenses contributed by stockholder		145,000		-	148,608
Impairment expense		6,439,429		-	6,439,429

Change in operating liabilities:
Accounts payable		116,991		298,109	415,100
Accrued expenses		53,345		(35,000)	18,345
Payroll liabilities		732,114		904,997	1,637,111
Accrued interest		252,990		338,070	591,060
Net cash provided in operating activities		(226,163)		(285,724)	(511,887)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		-		-	100
Advances from related parties		226,103		233,801	459,904
Note payable		-		53,000	53,000
Net cash provided by financing activities		226,103		286,801	513,004

Net increase (decrease) in cash		(60)		1,077	1,117

Cash at beginning of the period		100		40	−

Cash at end of period		$40		$1,117	$1,117

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$	−	$	−	$ −
Income taxes paid	$	−	$	−	$ −

NON CASH INVESTING AND FINANCING ACTIVIITES

Lima property		$(6,439,429)		$-	$(6,439,429)
Note payable		6,439,429		-	6,439,429
Other asset		(1)		-	(1)
Non-Controlling interest		1		-	1
Stock issued for debt and accrued interest		-		7,658,328	7,658,328
Accrued interest		-		(591,060)	(591,060)
Note payable, Lima		-		(6,439,429)	(6,439,429)
Advances from related parties		-		(344,504)	(344,504)
Payroll liabilities		-		(283,335)	(283,335)
		$-		$-	$-

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2011 and 2010

Note 1 – Organization and Business Operations

USA Synthetic Fuel Corporation (“USASF” or the “Company”), together with its subsidiaries, is an environmentally focused alternative energy company pursuing clean energy solutions based on gasification and other proven Btu conversion technologies.  The Company intends to construct, own and operate gasification, synthetic natural gas, and Fischer Tropsch liquid production facilities, to convert lower value, solid hydrocarbons such as coal, petroleum coke and renewables, into higher value, environmentally cleaner energy sources.  As part of its integrated business strategy, the Company intends to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations.

The major activities in 2011 focused on contracting and financing related to the build out of its commercial Ultra Clean Btu Converter facilities.  Completion of the contract work to fully commit planned production from both its Lima Energy facility and its Cleantech Energy facility is anticipated in 2012.  Financing progress for the Lima Energy facility was made in 2011, and is targeted to complete during 2012.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2011 and 2010

NOTE 2 - SUMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

Fair Value of Financial Instruments

Fair Value Estimates

In February 2007 the FASB issued ASC 820 “Fair Value Measurements and Disclosures.”  The object of ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

The Company measures it options at fair value in accordance with ASC 820.  820 specifies a valuation heirachy based on whether the inputs to those valuations techniques are observable of unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.  These   two types of inputs have created the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets, quoted process for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuations techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value.  The fair values of the common stock for services issued at December 31, 2011 were as follows:

		Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total

Stock for Services	10,000	$-	$51,200	$-	$51,200

Stock for Services	11,111	$-	$50,000	$-	$50,000

Stock for Services	107, 142	$-	$139,285	$-	$139,285

Stock for Services	200,000	$-	$100,000	$-	$100,000

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2011 and 2010

NOTE 2 - SUMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

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

Basic and Diluted Net Loss per Share

Basic earnings per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. Diluted earnings per share excludes all potentially dilutive shares if their effect is anti-dilutive.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2011 and 2010

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of December 31, 2011, the Company has a working capital deficit, a deficit accumulated during the development stage and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. G&A expenses in 2011 were financed through an increase in liabilities, and loans from third parties and stockholders. The Company expects to satisfy these liabilities in 2012 with the capital it raises as more fully described in Notes 10 and 11.  The Company plans to acquire sufficient capital from its investors with which to pursue its business plan as more fully disclosed in Note 10. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives.

Note 4 - COMMON STOCK

The Company is the successor company to Big Star Entertainment, Inc. (“BGST”), following a reverse merger undertaken pursuant to an Exchange Agreement dated as of December 4, 2009 between Cleantech Corporation (originally known as USA Synthetic Fuel Corporation) and BGST.  Under the Exchange Agreement, all of the outstanding shares of Cleantech Corporation common stock (100 shares), which were owned by Global Energy, Inc. (“GEI”), were exchanged for 97% (72,750,000 shares) of the newly authorized and issued common shares of USASF, after giving effect to certain surrenders, conversions and a reverse split of the then outstanding shares of BGST common stock.  The remaining 3% (2,250,000 shares) of the Company’s authorized and issued common stock consisted of 2,090,900 newly issued shares, which were owned by the former holder of BGST’s Series A  Super Voting preferred shares, and 159,100 of registered shares, which were owned by BGST common stockholders immediately prior to the reverse merger.

The total number of shares of stock the Company is authorized to issue is 310,000,000, consisting of two classes:

•	300,000,000 shares of common stock, $0.0001 par value
•	10,000,000 shares of preferred stock, $0.0001 par value

The Company’s Board of Directors is authorized to designate the rights and privileges of each series of preferred stock issued.  The following designated series of preferred have been authorized but no shares are issued as of December 31, 2011:

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2011 and 2010

Note 4 - COMMON STOCK - continued

Series A Super Voting Preferred stock (“Series A”) - continued

•	The Series A Super Voting Preferred stock was exchanged for 2,095 shares of Series B stock at December 31, 2009.

Series B Preferred Stock

•	Authorized number of shares is seventy four thousand eight hundred and forty five (74,845).
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

Stock Rights

Shares Issued for Services

In 2010, the Company employed four (4) individuals whereby a portion of their salary expense would be accrued and payable in the Company’s common stock, consisting of an aggregate value of $170,049, and 20,308 shares as of December 31, 2010.  At December 31, 2011, the aggregate value consisted of $126,299 and 14,058 shares of common stock, the Company having issued 6,250 shares of common stock during 2011 valued at $43,750. These amounts were reflected as additional paid-in capital at December 31, 2010.

Additionally during 2011, the Company issued to third parties for services 328,253 shares of common stock valued at $340,485.

Shares Exchanged for Debt and Interest

In 2011, a related party agreed to convert amounts it had advanced to the Company into shares of our common stock at $7 per share, or 45,912 shares amounting to $321,381, and is reflected in both common stock and paid-in capital.  Additionally, a debt of $23,123 was forgiven by this related party with this amount reflected as additional paid-in capital.

In 2011, the Chief Financial Officer agreed to convert his accrued salary into shares of common stock at $7 per share, or 40,477 shares amounting to $283,335.  This amount is reflected in both common stock and paid-in capital.

In 2011, the Company issued 1, 004, 356 shares of common stock for accrued note principle and interest due to Global Energy, Inc.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2011 and 2010

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

The Company is subject to federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year ended
	December 31,	December 31,
	2011	2010
Net Loss	$2,132,385	$8,136,081
Income tax rate	35%	35%
Income tax benefit	746,335	2,847,628
Permanent differences	(119,170)	(110,267)
Valuation allowance change	(627,165)	(2,737,361)
Deferred income tax (benefit)	$—	$—

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

	December 31,
	2011	2010

Net operating loss carryforwards	$1,111,989	$484,824
Asset impairment	2,253,800	2,253,800

Total deferred tax assets	3,365,789	2,738,624
Valuation allowance	(3,365,789)	(2,738,624)
Net deferred tax assets	—	—
Deferred income tax (liability)	$—	$—

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2011 and 2010

NOTE 5 – INCOME TAXES - continued

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

The net operating loss carryforwards for income tax purposes are approximately $3,177,000 and will begin to expire in 2029.

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

NOTE 6 – GUARANTEES AND INDEMNIFICATIONS

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we plan to have a director and officer insurance policy that will limit our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2011.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2011 and 2010

NOTE 7- ASSET ACQUISITIONS

In June 2010, the Company entered into an agreement and acquired from Global Energy, Inc., a related party, all of the outstanding stock of Lima Energy Company.  Lima Energy Company is the project company for the Lima Energy Project, an Ultra Clean Btu Conversion project under development and initial construction in Lima, Ohio.  The Lima Energy Project is permitted for construction with 100,000 sq. ft. of engineered concrete already in place.  This Project is designed to convert solid hydrocarbons (petcoke, for example) in a closed system into low cost, clean energy products, such as synthetic natural gas (SNG), electricity, and hydrogen.  The Project consists of 3 phases which are: 1) GAS 1, designed to produce 14 billion cubic feet per year (BCF/yr) of SNG: GAS 2, designed to produce 33 BCF/yr of SNG, and ; 3) CCGT designed to have a capacity of 516 megawatts (MW).  In addition, the Project will capture 100% of the CO2 produced during the SNG manufacture, which the Company has a contract to sell to a third party for full utilization in enhanced oil recovery and carbon capture and storage.  In exchange for Lima Energy stock, the Company has agreed to pay Global Energy $6,439,429 which represents the book value of construction-in-progress to date, and Global Energy has retained a 50% equity interest in Gas 1, the first phase of the Lima Energy Project.  The construction in progress is located on land owned by the City of Lima and will only become available for use by the Company when funding for the project is obtained and certain other conditions are met; therefore the entire investment in the asset is considered impaired by the Company’s management. The Company has recognized an impairment charge of $6,439,429.  Payment of this consideration was made with a senior secured note to Global Energy with 7% per annum accrued interest, which  is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or March 31, 2011.  On March 15, 2011, the parties executed an amendment to the note, extending the payment date to September 30, 2011. The note was converted to equity at September 30, 2011.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2011 and 2010

NOTE 8 – BORROWINGS

During 2011 and 2010, the Company had loans or advances from stockholders of $115,400 and $226,103 respectively, which includes related party transactions.

On November 16, 2011, the Company issued a convertible promissory note to an unrelated third party for $53,000.  The principal and interest are due on August 21, 2012.  Interest is accrued at a rate of 8.00% per annum, computed on the basis of a 365-day year and the actual number of days elapsed.  The Holder of the note has the right to convert the outstanding principal amount of the note into shares of common stock at a specified discount to market conversion price at a date at least 180 days from the date of the note and no later than the maturity date of August 21, 2012.  Upon reaching the conversion right, the conversion feature of the convertible note payable will be accounted for as an imbedded derivative and valued on the report date using the Black-Scholes pricing model.

NOTE 9 – RELATED PARTY TRANSACTIONS

Note Payable

As part of the Lima Energy Company acquisition, the Company issued a senior secured note to Global Energy, Inc, a related party, for $6,439,429, with 7% per annum accrued interest, which is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or March 31, 2011. The due date of the note was extended to September 30, 2011 on the same terms.   On September 30, 2011, the Company issued 1,004,356 shares of our common stock to Global Energy, Inc. to clear the senior secured note balance of $7,030,489, comprised of the principal amount of $6,439,429 and interest of $591,060 as of September 30, 2011.  Accordingly, the Note has been paid in full as of September 30, 2011 and the security on Lima Energy Company has been released.

The Company recorded an expense for the interest on the note of $338,070 and $252,990 for 2011 and 2010, respectively.

Additional Paid-In-Capital

For the period ended December 31, 2010, a related party and stockholder of the Company paid expenses on behalf of the Company valued at $145,000.  The amount is reflected in the accompanying financial statements as additional paid-in-capital.

In 2010, a related party provided general and administrative services to the Company, in the amount of $147,734 at December 31, 2010 and paid $95,278 and $78,369 in 2011 and 2010, respectively, for third party expenses.  On December 21, 2011, the third party agreed to accept 45,912 common shares of the Company in satisfaction of the amounts paid on behalf of the Company, and therefore the amounts are reflected in additional paid-in capital at December 31, 2011.

In 2011, the Chief Financial Officer agreed to convert his accrued salary of $283,335, representing $200,000 accrued for 2011 and $83,335 accrued for 2010, into shares of common stock at $7 per share, or 40,477 shares.  This amount is reflected in both common stock and paid-in capital.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements December 31, 2011 and 2010

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In 2011, the Company entered into 2 reserve equity agreements with unrelated third parties, totaling $70 million.  According to current SEC regulations, the Company’s common stock must be listed on a national securities exchange or quoted on the OTC Bulletin Board prior to the filing of any resale registration statements related to this type of agreement.

The Company signed an engagement letter with an unrelated third party to act as an advisor and provide investment banking services including arranging a bond or note financing based on the BOE Energy asset in the amount of $350 million, which will be used to advance Company projects and provide general growth capital for the Company.

NOTE 11 – SUBSEQUENT EVENTS

The Company filed a registration statement on Form S-1 in January 2012 for $100M to be used for the corporate development, acquisitions of equipment and technology, short term project construction capital and general corporate purposes.

In January and March 2012, the Company issued two convertible promissory notes to an unrelated third party for $32,500 and $20,000, respectively.  If the Company does not repay the notes within the six-month period of the notes, the notes are convertible to shares of the Company’s common stock after 180 days at a predetermined discount rate.