Form 10-Q
period 2012-03-31
USA Synthetic Fuel Corp
filed 2012-05-10
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒ No ☐
and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

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

There were 76,425,248 shares of the Registrant’s Common Stock issued and outstanding on March 31, 2012.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

Assets
	March 31	December 31
	2012	2011
	(unaudited)	(audited)
Current Assets
Cash	$356	$1,117

Property, Plant & Equipment
Lima Energy CIP	6,439,429	6,439,429
Impairment Reserve (footnote 7)	(6,439,429)	(6,439,429)
Property, Plant & Equipment, Net	-	-
Other Assets
BOE Energy (footnote 7)	1	1
Total Other Assets	1	1

Total Assets	$357	$1,118

Liabilities
Current Liabilities
Accounts Payable	$477,181	$415,100
Advances from Related Parties	129,557	115,400
Accrued Expenses	20,348	18,345
Payroll Liabilities	1,548,809	1,353,776
Notes Payable (footnote 9)	105,500	53,000
Total Current Liabilities	2,281,395	1,955,621

Deficit
USA Stockholders’ Deficit
Preferred stock, $0.0001 par value, 9,925,153 shares authorized, none issued or outstanding	−	─
Series A super voting preferred stock, $0.0001 par value, 2 shares authorized, none issued and outstanding	−	─
Series B preferred stock, $0.0001 par value, 74,845 shares authorized, none issued or outstanding	−	─
Common stock, $0.0001par value, 300,000,000 shares authorized 76,425,248 shares issued and outstanding	7,641	7,641
Additional paid-in-capital	8,309,929	8,309,929
Deficit accumulated during the development stage	(10,598,609)	(10,272,074)

Total USA Stockholders’ Deficit	(2,281,039)	(1,954,504)
Non-controlling interest	1	1
Total Deficit	(2,281,038)	(1,954,503)
Total Liabilities and Deficit	$357	$1,118

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three	Three	Cumulative Total
	Months	Months	November 30, 2009
	Ended	Ended	(Inception)
			to
	March 31, 2012	March 31, 2011	March 31, 2012

Operating Expenses
General and Administrative Expenses	$324,532	$282,535	$3,566,117
Impairment Expense	−	−	6,439,429
Net (loss) from Operation before Taxes	(324,532)	(282,535)	(10,005,546)

Interest Expense	(2,003)	(112,690)	(593,063)
Provision for Income Taxes	−	−	−
Net (loss)	$(326,535)	$(395,225)	$(10,598,609)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding	76,425,248	75,016,250

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Three		Three	Cumulative Total
	Months		Months	November 30,
	Ended		Ended	2009 (Inception)
	March 31,		March 31,	To
	2012		2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)		$(326,535)	$(395,225)	$(10,598,609)
Adjustment to reconcile net loss to net cash used in operating activities:
Employee stock compensation		−	-	170,049
Stock issued for services		−	51,200	340,485
Expenses contributed by stockholder		−	-	148,608
Impairment Expense		−	−	6,439,429

Change in operating liabilities:
Accounts payable		62,081	65,009	477,181
Accrued expenses		-	(35,000)	18,345
Payroll liabilities		195,033	112,126	1,832,144
Accrued Interest		2,003	112,690	593,063
Net Cash provided in operating activities		(67,418)	(89,200)	(579,305)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		−	−	100
Advance from related parties		14,157	89,193	474,061
Note payable		52,500		105,500
Net cash provided by financing activities		66,657	89,193	579,661

Net increase (decrease) in cash		(761)	(7)	356

Cash at beginning of the period		1,117	40	−

Cash at end of period		$356	$33	$356

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$	−	−	$ −
Income taxes paid	$	−	−	$ −
NON CASH INVESTING AND FINANCING ACTIVIITES
Lima property	$	−	$ −	$(6,439,429)
Note payable		−	−	6,439,429
Other asset		−	−	(1)
Non-controlling Interest	$	−	$ −	$1
Stock issued for debt and accrued interest				7,658,328
Accrued interest				(591,060)
Note payable, Lima				(6,439,429)
Advances from related parties				(344,504)
Payroll liabilities				(283,335)
	$	−	$ −	$ −

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements March 31, 2011 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission.  Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the period ended December 31, 2011.  In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The consolidated statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2012.  Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of March 31, 2012 and December 31, 2011, the Company has a working capital deficit, deficit accumulated during the development stage and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

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

Overview

USA Synthetic Fuel Corporation (“USASF” or the “Company”) is an environmentally focused alternative energy company pursuing clean energy solutions based on gasification and other proven Btu conversion technologies.  USASF is a development stage company and, as of March 31, 2012 had $356 of cash on hand, no inception to date revenues, and there are substantial doubts about the Company’s ability to continue as a going concern. We intend to develop, finance, construct, own and operate gasification, synthetic natural gas, and Fisher Tropsch liquid production facilities, to convert lower value, solid hydrocarbons such as coal, petroleum coke and biomass into higher value, environmentally cleaner energy sources.  These lower value, solid hydrocarbons are one class of feedstock that may be used in gasification processes in order to produce synthetic gas.  Other classes of feedstock that may be used as feedstock to produce synthetic gas include petroleum liquids, petroleum byproducts, asphaltenes, natural gas and other similar gases.  For the purposes of this quarterly statement, hereinafter the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably in the remainder of this quarterly statement.  For this discussion, the terms “lower value” and “higher value” refer to the approximate market cost of the sources on a barrel of oil equivalent basis, which equals an equivalent energy content basis of 5.8 million British thermal units.  The produced energy sources such as synthetic natural gas and liquid transportation fuels are considered to be “environmentally cleaner” because they produce significantly reduced emissions of materials  of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petroleum coke.

USASF plans to launch its integrated business strategy to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations with the following major assets:

•
Lima Energy Company and the Lima Energy Project:  On June 11, 2010, the Company acquired from Global Energy, Inc. (“GEI”), a related party, all of the outstanding stock of Lima Energy Company (“Lima Energy”), a subsidiary of the Company and the project company for the Lima Energy Project.  GEI is considered a related party to the Company since our executive officer and chairman of our board of directors, Harry H. Graves, is also an executive officer and is beneficial holder of 46% of the stock of GEI.  In exchange for Lima Energy stock, the Company has agreed to pay GEI $6.4 million which represents the book value of construction-in-progress to date, and GEI has retained a 50% equity interest in Gas 1, the first phase of the Lima Energy Project.  Payment of the consideration for this asset was made with a senior secured note to GEI dated as of June 11, 2010, as amended (the “Note”).  The Note carries a 7% per annum accrued interest, and is payable at the first to occur of (i) $400 million in Lima Energy financing, (ii) an equity offering by us of $75 million or more, or (iii) September 30, 2011.  The Company negotiated with GEI to clear the Note balance as of the September 30, 2011 due date.  GEI agreed to accept 1,004,356 shares of the Company’s common stock to clear the Note balance and accrued interest.  Accordingly, the Note has been paid in full as of September 30, 2011 and the security on Lima Energy Company has been released.  The construction in progress is located on land owned by the City of Lima and will only become available for our use when funding for the project is obtained and certain other conditions are met, the entire investment in the asset has been considered impaired by our management.  The Company recognized an impairment charge of $6.4 million for the year ended December 31, 2010.  Lima Energy has agreed that it will complete the project site purchase prior to engaging in any further construction activities at the project site. The Lima Energy Project is being developed in three phases:  Gas 1, Gas 2, which combined are being designed to produce 8.0 million Barrels of Oil Equivalent (“BOE”) per year of pipeline quality synthetic natural gas (“SNG”), and Combined Cycle Gas Turbine which is being designed to produce 516 megawatt of electric power, as described in more detail below.  Lima Energy has completed initial construction of 100,000 square feet of engineered concrete and plans to complete construction upon financing.  The Lima Energy Project has been seeking financing for the project since the initial construction was completed in 2006.  The economic downturn commencing in 2007 has provided challenging circumstances for the project financing.  However, management continues to work to secure financing for the project in 2012, although we acknowledge that this is not certain, and we can give no assurances that such funding will be secured.

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

•
Solid hydrocarbon energy asset:  The Cleantech Energy Project will be located in Wyoming, and we plan to use the energy asset of approximately 1.02 billion BOE of solid hydrocarbons.  On June 18, 2010, Cleantech Energy Company  purchased all of the right, title and interest in and to the energy asset, and all solid hydrocarbon BOE contained therein, and all other rights in and to the energy asset, including but not limited to the rights to produce the solid hydrocarbon from the property for commercial use from Interfuel E&P Ltd. pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd, an unrelated party, and Cleantech Energy Company .  This energy asset is located in Wyoming adjacent to our planned Cleantech Energy Project.  Mobil Mining and Minerals Company, which is not a related party to, and has no overlapping ownership interests with, either USASF or GEI, held the rights to the BOE Energy asset and conducted the exploratory drilling during the time period from 1974 through 1981.  Mobil Mining and Minerals Company, a subsidiary of Mobil Corporation until its divestiture in 1996, was engaged in the business of mining and selling minerals including coal, phosphate rock, and fertilizers as well as sulfur recovered from Mobil Corporation’s operations.    At that time, Mobil Corporation (the parent company) was the second largest U.S. oil producer, behind Exxon Corporation.  Mobil Corporation and Exxon Corporation merged forming Exxon Mobil Corporation on November 30, 1999 in a transaction that valued Mobil Corporation at approximately $80 billion.  Because Mobil Mining and Minerals Company was a subsidiary, specific information on it is not readily available.  In the late 1970s and early 1980s, it owned leases on approximately 8600 contiguous acres in the Johnson County, Wyoming portion of the Powder River Basin coal region.  Powder River Basin coal has classical sub-bituminous characteristics.  The State of Wyoming owns all coal resources and leases them to companies.  The lease represents a right to produce the coal.  Once the coal is produced, it is owned by the lease holder or their designee.  Mobil conducted an assessment of the holding between 1974 and 1981, drilling over 400 holes spread across the acreage.  Those drilling records include a report characterizing the coal deposits.  These drill holes provided representative data on the aerial extent, depth and thickness of the three primary coal seams (Healy, Cameron, UCross), as well as proximate and ultimate analysis of representative samples from each seam.    Sometime after the drilling program, Mobil Mining and Minerals Company elected to divest these holdings for their own corporate reasons at that time, and an unrelated private investor acquired the leases from Mobil Mining and Minerals Company.

GEI acquired the leases from this third party who indicated, at that time,its belief that a maximum of 694.9 million gross tons, and most likely 521.0 million potentially recoverable tons, of Powder River Basin coal could be expected to be to produce from the total acreage.  After Global Energy, Inc. acquired the leases from the third party, it commissioned Weir International, Inc. to prepare an updated, more definitive, report of the holdings and recoverable resources.  GEI made the drilling records available to Weir International, Inc. who prepared maps of each seam, depicting drill-hole location, depth, and seam thickness.  Drill hole density, used to delineate these seams and construct the isopach maps, was approximately 24.6 acres for Healy, 29 acres for Cameron and 49 acres for UCross.  Weir International, Inc. utilized all of the drill logs for the holes and topographical maps with approximate locations of the drill holes for the study area provided by GEI.  In addition, they also reviewed public information on the general geology of the area, and acquired topographic maps in appropriate computer format for use in locating outcrops of the seams and to create offset boundaries for streams and highways.  The available data for all of the drill holes was compiled into a database suitable for modeling using detailed computer software typically utilized by Weir International, Ltd.  The database was analyzed by the computer software and used to develop a geological model of the Healy, Cameron and Ucross seams.  They then prepared seam structure and coal thickness maps based on the geological model, and from that, determined the average thickness and coal quality for the Healy, Cameron and Ucross seams.  Weir International, Ltd. determined that the Healy, Cameron and Ucross seams had average thicknesses of 25.2 feet, 7.6 feet, and 27.6 feet, respectively.   We believe the computer generated isopach maps are more precise than those produced in the 1980’s.  From these data, Weir maps depict gross and net isopleths across the property for each seam.  These maps are typical of those used by mining companies to assess deposits.  Weir International, Inc. used the U.S. Geologic Survey Circular 891 (1983) to classify the estimated resources, conservatively considered areas that most likely would not be mined, such as proximity to public roads and property boundaries, and utilized a 92 percent recovery factor to estimate the potentially recoverable resources.  Weir International, Inc. report concludes that there are actually over 711 million tons in place, but that 402 million tons should be taken as the conservative potentially recoverable resource amount.  Ownership of the coal leases was subsequently transferred from GEI to Interfuel E&P Ltd.  The Weir International, Inc. report formed one basis of the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd and Cleantech Energy Company.

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

We do not own proven or probable reserves in connection with any of our projects nor do we know if it is commercially feasible to receive a sufficient quantity of BOE from our solid hydrocarbon energy asset to support the development and operation of our Cleantech Energy Project.  Construction of the Cleantech Energy Project will depend, in part, upon our confirmation that it is economically feasible to extract a sufficient quantity of BOE from the solid hydrocarbon energy asset and upon future delivery of the solid hydrocarbon energy asset to support the development and operation of that project. If we determine that we will be unable to extract a sufficient quantity of BOE from the energy asset or if we are unable to receive a sufficient quantity of solid hydrocarbons from this energy asset to justify the construction of the Cleantech Energy Project, we may decide to redesign, relocate, develop alternate feedstock supplies, delay, or elect not to proceed on the development of this, or another, project.  Furthermore, if we determine that it is not commercially feasible to receive our solid hydrocarbon energy asset, we may be required to write off the value of the asset or to record an impairment or other charge on our consolidated financial statements that could have a material adverse effect on our business, financial condition and results of operations.  For purposes of serving as collateral for the planned $350 million bond transaction, a leading consulting firm was commissioned to value the BOE energy asset (1.02 billion BOE in solid hydrocarbons).  At December 30, 2011, the consulting firm indicated a value for this asset of $1.045 billion.

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

Our goal is to develop and construct ultra clean Btu Conversion, SNG and synthetic crude production facilities in the United States.   Over the next four years we will require substantial capital resources to fund construction and financing costs relating to the development of our principal projects. Project costs for full construction of Gas 1, Gas 2 and Combined Cycle Gas Turbine are expected to be approximately $497.0 million, $1.02 billion, and $627.3 million, respectively. Additional project costs for the full construction of Cleantech Energy Project are expected to be approximately $2.3 billion. We have not yet entered into fixed price engineering, procurement and construction (“EPC”) arrangements with respect to our Cleantech Energy Project, but have considered the possibility of entering into general services agreements with a third party to provide EPC services with respect to such project. As stated elsewhere in this quarterly report on Form 10-Q, our basic strategy is to have our projects contract with Gasification Engineering Corporation (“GEC”), a related party, to provide EPC services.  In turn, GEC will contract with a third-party general contractor to provide Design-Build EPC services, as defined by the Design-Build Institute of America which include engineering as part of their team services. We believe this approach should allow us more directly to control and manage the EPC services ourselves, thereby giving us greater control over the expenditures associated with a project. We believe this approach will result in lower project costs and shorter schedules.  We believe this type of contracting approach will provide mechanisms to manage cost, schedule and performance, and to provide appropriate guarantees and a pool of funds to cover liquidated damage requirements.  When warranted, GEC may structure the Design-Build contract as a “fast track” contract instead of a fixed price agreement.  While a fixed price structure establishes a guaranteed price at the outset, the fast-track approach begins on a time and material basis.  When an agreed amount of progress has been made and the project cost is better known, it can be converted to a fixed price basis for the remainder of work.  Cost escalation risk shifts from the owner during the early portion to the contractor in the later portion.  The project company, as the project owner, will generally have its own rationale and justification for the fast-track approach.  Neither we nor GEC are currently negotiating a "fast-track" EPC contract for any project currently in development; nor have we concluded definitively that we will enter into such a contract.  As a result, project costs for the Cleantech Energy Project are based upon our internal estimates. Note that project costs include capital, engineering, procurement and construction (“EPC”) and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.  We intend to finance a significant amount of the funds necessary for the construction of our projects through a mix of equity and debt, which will consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt. As a result, we will be highly leveraged and our assets will be subject to forfeiture upon any default on project-specific debt.

Factors Affecting Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-Q.  We are a development stage company and have had no revenues for the year ended December 31, 2010 and 2011 and no revenues for the three months ended March 31, 2012.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from operations at our Lima Energy Project which we estimate will be at a minimum approximately twenty-four to thirty-seven months from the closing of funding for our projects.

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

Results of Operations for the three months ended March 31, 2012 and 2011

Revenues

We had no revenues for the three months ended March 31, 2012 and no revenues for the three months ended March 31, 2011, and do not anticipate any significant revenues for twenty-four to thirty-seven months, following the closing of the funding of our anticipated projects, as stated herein.

Operating Expenses

Our operating expenses include the following:

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2012 totaled $324,532 and for the three months ended March 31, 2011 totaled $282,535.  The primary components of our expenses for the three month periods ended March 31, 2012 and 2011 were salary expenses, professional fees, and SEC compliance activities.

Interest Expense

The Company recorded an expense of $2,003 for interest on three promissory notes from an unrelated third party for the three months ended March 31, 2012.  For the three months ended March 31, 2011 the Company recorded an expense of $112,690 related to the senior secured note for the Lima Energy acquisition.  At September 30, 2011, the Note balance of principal and interest was paid by the issuance of 1,004,356 shares of common stock.

Income Taxes

For the three months ended March 31, 2012 and the three months ended March 31, 2011, there was no provision for income taxes recorded.

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

The net operating loss carryforwards for income tax purposes are approximately $3.2 million and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Net Loss

For the three months ended March 31, 2012, we experienced a net loss of $326,535, and for the three months ended March 31, 2011 we experienced a loss of $395,225.

We anticipate losses from operations will increase during the next twelve months due to anticipated increases in payroll expenses as we add necessary staff, and project development expenses. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses.

Basic and Diluted Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our net loss for the three months ended March 31, 2012 was $0.00 per share and $0.01 per share for the three months ended March 31, 2011.

Net Cash Used by Operating Activities

Our primary uses of funds in operations were payments related to salary expenses, professional fees (including legal and accounting fees), and SEC compliance activities for the three months ended March 31, 2012 and payments related to salary expenses, professional fees, interest and SEC compliance activities for the three months ended March 31, 2011.

Net Cash Used In Investing Activities

We did not engage in investing activities for the three months ended March 31, 2012 or for the three months ended March 31, 2011.

Net Cash Provided by Financing Activities

We received cash from financing activities through advances from related parties of $14,157 for the three months ended March 31, 2012 and $89,193 for the three months ended March 31, 2011.

Major Acquisitions

The Company did not make any major acquisitions during the three months ended March 31, 2012.

Cash Position and Outstanding Indebtedness

Our total indebtedness at March 31, 2012 was $2,281,395, consisting of current liabilities due within the year. Current liabilities consist of accounts payable, advances from related parties and accrued expenses.  At March 31, 2012, we had current assets of $356 in cash. We had long term assets of $1 at March 31, 2012.

Contractual Obligations

During the first quarter 2012, the company issued two convertible promissory notes to an unrelated third party for   $32,500 and $20,000, respectively.  The principal and interest are due October 19, 2012 and December 14, 2012, respectively.   Interest for both notes is accrued at a rate of 8.00% per annum, computed on the basis of a 365-day year and the actual number of days elapsed.  The Holder of the notes has the right to convert the outstanding principal amount of the note into shares of common stock at a specified discount to market conversion price at a date at least 180 days from the date of the note and no later than the maturity date of the note.  Upon reaching the conversion right, the conversion feature of the convertible note payable will be accounted for as an imbedded derivative and valued on the report date using the Black-Scholes pricing model.

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

As of the date of this filing of this report on Form 10-Q for the quarter ended March 31, 2012, we have commitments for a total of $70 million in reserve equity to assist in both our project capital requirements and working capital requirements.  This total of $70 million in reserve equity funding is comprised of up to $20 million from Kodiak Capital Group LLC (“Kodiak”) and up to $50 million from AGS Capital Group LLC (“AGS”), as described more fully elsewhere in this annual report on Form 10-K.  We plan to utilize the reserve equity as follows:  $2 million for the Lima land purchase, $2 million for the Technology Innovation Center, $10 million to advance the Lima Energy project site, engineering and permit work, $10 million to advance the Cleantech Energy site, engineering, licensing and permit work, and the balance of $46 million for general corporate purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T.  CONTROLS AND PROCEDURES

As of March 31, 2012, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Our controls and procedures provide for full flow of information to Company management, especially to the Chief Executive Officer and Chief Financial Officer, and our evaluation shows we are able to meet our reporting obligations under the Exchange Act Rules stated above. While our disclosure controls and procedures are effective, we recognize that continued improvement is desired in the areas of management oversight, control of documentation being produced, and review of such control documentation when it is produced.  A policy and procedure directive has been established to seek improvement in this area.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial statements. However, we are, from time to time, threatened with, or may become a party to, legal actions and other proceedings, including the matter discussed as follows.  The Company was named as a defendant in a complaint filed by John B. Walker and Reynold Nebel, Jr. in the Court of Common Pleas, Hamilton County, Ohio, on October 20, 2011.  The basis of the complaint is failure to pay salaries and other employment-related expenses during their respective employment.  Relief sought is approximately $555,000 plus interest.  Earlier in the year, the Company, believing it had reached verbal agreement with the plaintiffs on payment of outstanding amounts of $227,000, plus return to the Company of 61,290 shares of common stock previously issued, collectively, drafted written release agreements which were presented to plaintiffs for signature.  The Company believes that adequate accruals exist on its financial statements for amounts owed, such amounts having been confirmed by each plaintiff during the recent audit.  It is the Company’s belief that any other claims are spurious and totally without merit, and the Company intends to defend itself against the allegations vigorously and to the fullest extent.

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered securities during the period indicated are disclosed below.

During the three months ended March 31, 2012, we did not issue any unregistered shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

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

Dated: May 10, 2012	USA SYNTHETIC FUEL CORPORATION

	By:	/s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

By:	/s/ Harry H. Graves
Name: Harry H. Graves
Title: Chief Financial Officer