Form 10-Q
period 2012-06-30
USA Synthetic Fuel Corp
filed 2012-08-13
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

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

There were 77,082,390 shares of the Registrant’s Common Stock issued and outstanding on June 30, 2012.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

Assets

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Current Assets
Cash	$4,012	$1,117
Prepaid Expense	15,000	-
Total Current Assets	19,012	1,117
Property, Plant & Equipment
Lima Property	6,439,429	6,439,429
Impairment Reserve	(6,439,429)	(6,439,429)
Property, Plant & Equipment, Net	-	-
Other Assets
BOE Energy	1	1
Total Other Assets	1	1

Total Assets	$19,013	$1,118

Liabilities
Current Liabilities
Accounts Payable	$411,423	$415,100
Advances from Related Parties	154,257	115,400
Accrued Expenses	-	18,345
Accrued Interest, Note	3,940	-
Payroll Liabilities	1,465,422	1,353,776
Notes Payable	135,250	53,000
Note Payable, related party	328,761	-
Derivative Liability	314,561	-
Total Current Liabilities	2,813,614	1,955,621

Deficit
USA Stockholders’ Deficit
Preferred stock, $0.0001 par value, 9,925,153 shares authorized, none issued or outstanding	−	−
Series A super voting preferred stock, $0.0001 par value, 2 shares authorized, none issued and outstanding	−	−
Series B preferred stock, $0.0001 par value, 74,845 shares authorized, none issued or outstanding	−	−
Common stock, $0.0001par value, 300,000,000 shares authorized 77,082,390 and 76,425,248 shares issued and outstanding, respectively	7,707	7,641
Additional paid-in-capital	8,332,863	8,309,929
Deficit accumulated during the development stage	(11,135,172)	(10,272,074)
Total USA Stockholders’ Deficit	(2,794,602)	(1,954,504)
Non-Controlling interest	1	1
Total Deficit	(2,794,601)	(1,954,503)
Total Liabilities and Deficit	$19,013	$1,118

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative Total
	Three Months	Three Months	Six Months	Six Months	November 30, 2009
	Ended	Ended	Ended	Ended	(Inception)
					to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Operating Expenses
General and Administrative Expenses	$256,674	$488,841	$581,206	$771,376	$3,822,791
Impairment Expense	−	−	−	−	6,439,429
Net (loss) from Operation before Taxes	(256,674)	(488,841)	(581,206)	(771,376)	(10,262,220)

Other Income	36,609	−	36,609	−	36,609
Derivative expense	(314,561)	−	(314,561)	−	(314,561)
Interest Expense	(1,937)	(112,690)	(3,940)	(225,380)	(595,000)
Provision for Income Taxes	−	−	−	−	−
Net (loss)	$(536,563)	$(601,531)	$(863,098)	$(996,756)	$(11,135,172)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding	76,629,015	75,021,806	76,527,132	75,013,681

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Six	Six	Cumulative Total
	Months	Months	November 30,
	Ended	Ended	2009 (Inception)
	June 30,	June 30,	To
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(863,098)	$(996,756)	$(11,135,172)
Adjustment to reconcile net loss to net cash Used in operating activities:
Employee Stock Compensation	−	-	170,049
Stock Warrant Expense	−	-	−
Stock issued for services	−	101,200	340,485
Expenses paid by shareholder	−	-	148,608
Impairment Expense	−	-	6,439,429

Change in operating liabilities:
Prepaid expense	(15,000)		(15,000)
Accounts payable	84,182	188,146	499,282
Accrued Expenses	(18,345)	(35,000)	−
Payroll liabilities	322,548	386,159	1,959,659
Accrued Interest	3,940	225,380	595,000
Net Cash (used) in operating activities	(485,773)	(130,871)	(997,660)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	−	−	100
Advance from related parties	38,857	130,878	498,761
Derivative expense	314,561	−	314,561
Note payable, related party	30,000	−	30,000
Notes payable	105,250	−	158,250
Net cash provided by financing activities	488,668	130,878	1,001,672

Net increase (decrease) in cash	2,895	7	4,012

Cash at beginning of the period	1,117	40	−

Cash at end of period	$4,012	$47	$4,012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$ −	−	$ −
Income taxes paid	$ −	−	$ −

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows - Continued (Unaudited)

	Six	Six	Cumulative Total
	Months	Months	November 30,
	Ended	Ended	2009 (Inception)
	June 30,	June 30,	To
	2012	2011	June 30, 2012
NON CASH INVESTING AND FINANCING ACTIVITIES
Lima Property	$ −	$ −	$(6,439,429)
Note Payable	−	−	6,439,429
Other Asset	−	−	(1)
Non-Controlling Interest	−	−	1
Stock Issued for debt and accrued interest	23,000	−	7,681,328
Accrued interest	−	−	(591,060)
Note payable, Lima	−	-	(6,439,429)
Advances from related parties	−	−	(344,504)
Payroll liabilities	(210,902)	−	(494,237)
Accounts payable	(87,859)	−	(87,859)
Notes payable, related party	298,761	−	298,761
Note payable, third party	(23,000)	−	(23,000)
	$ −	$ −	$ −

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements June 30, 2012 (Unaudited)

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

The consolidated statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the period ended June 30, 2012.  Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. As of June 30, 2012 and December 31, 2011, the Company has a working a capital deficit accumulated during the development stage and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company plans to acquire sufficient capital from its investors with which to pursue its business plan. There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. There is no assurance that the Company will be successful in raising additional funds.

NOTE 3 – DERIVATIVE LIABILITY

In 2011 and the first quarter of 2012 the Company borrowed $158,250 from an unrelated third party which is convertible into the Company’s common stock after one hundred and eighty (180) days at discounts to the market value of the Company’s common stock ranging from 55% to 65%.  During the second quarter, $23,000 of debt was converted to stock.  This conversion was at less than market value giving rise to a derivative liability.  This liability is computed using the Black-Sholes method with the following input:

Estimated fair value	$0.48
Expected life (years)	.50
Risk free interest rate	.21%
Volatility	347.04%

As of the date of this filing, the Company has repaid the balance of the borrowings, and therefore the derivative liability will be reclassified as paid-in capital in the third quarter.

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

Overview

USA Synthetic Fuel Corporation (“USASF” or the “Company”) is an environmentally focused alternative energy company pursuing clean energy solutions based on gasification and other proven Btu conversion technologies.  USASF is a development stage company and, as of June 30, 2012 had $4,012 of cash on hand, no inception to date revenues, and there are substantial doubts about the Company’s ability to continue as a going concern.  We intend to develop, finance, construct, own and operate gasification, synthetic natural gas, and Fisher Tropsch liquid production facilities, to convert lower value, solid hydrocarbons such as coal, petroleum coke and biomass into higher value, environmentally cleaner energy sources.  These lower value, solid hydrocarbons are one class of feedstock that may be used in gasification processes in order to produce synthetic gas.  Other classes of feedstock that may be used as feedstock to produce synthetic gas include petroleum liquids, petroleum byproducts, asphaltenes, natural gas and other similar gases.  For the purposes of this quarterly statement, hereinafter the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably in the remainder of this quarterly statement.  For this discussion, the terms “lower value” and “higher value” refer to the approximate market cost of the sources on a barrel of oil equivalent basis, which equals an equivalent energy content basis of 5.8 million British thermal units.  The produced energy sources such as synthetic natural gas and liquid transportation fuels are considered to be “environmentally cleaner” because they produce significantly reduced emissions of materials  of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petroleum coke.

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

GEI acquired the leases from this third party who indicated, at that time, its belief that a maximum of 694.9 million gross tons, and most likely 521.0 million potentially recoverable tons, of Powder River Basin coal could be expected to be to produce from the total acreage.  After Global Energy, Inc. acquired the leases from the third party, it commissioned Weir International, Inc. to prepare an updated, more definitive, report of the holdings and recoverable resources.  GEI made the drilling records available to Weir International, Inc. who prepared maps of each seam, depicting drill-hole location, depth, and seam thickness.  Drill hole density, used to delineate these seams and construct the isopach maps, was approximately 24.6 acres for Healy, 29 acres for Cameron and 49 acres for UCross.  Weir International, Inc. utilized all of the drill logs for the holes and topographical maps with approximate locations of the drill holes for the study area provided by GEI.  In addition, they also reviewed public information on the general geology of the area, and acquired topographic maps in appropriate computer format for use in locating outcrops of the seams and to create offset boundaries for streams and highways.  The available data for all of the drill holes was compiled into a database suitable for modeling using detailed computer software typically utilized by Weir International, Ltd.  The database was analyzed by the computer software and used to develop a geological model of the Healy, Cameron and Ucross seams.  They then prepared seam structure and coal thickness maps based on the geological model, and from that, determined the average thickness and coal quality for the Healy, Cameron and Ucross seams.  Weir International, Ltd. determined that the Healy, Cameron and Ucross seams had average thicknesses of 25.2 feet, 7.6 feet, and 27.6 feet, respectively.   We believe the computer generated isopach maps are more precise than those produced in the 1980’s.  From these data, Weir maps depict gross and net isopleths across the property for each seam.  These maps are typical of those used by mining companies to assess deposits.  Weir International, Inc. used the U.S. Geologic Survey Circular 891 (1983) to classify the estimated resources, conservatively considered areas that most likely would not be mined, such as proximity to public roads and property boundaries, and utilized a 92 percent recovery factor to estimate the potentially recoverable resources.  Weir International, Inc. report concludes that there are actually over 711 million tons in place, but that 402 million tons should be taken as the conservative potentially recoverable resource amount.  Ownership of the coal leases was subsequently transferred from GEI to Interfuel E&P Ltd.  The Weir International, Inc. report formed one basis of the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd and Cleantech Energy Company.

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

In the event Cleantech Energy Company does not commence construction of the Cleantech Energy Project by June 18, 2013, as extended by the parties, Interfuel E&P Ltd. may terminate the contract resulting in an unwinding of the transaction pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement whereby Cleantech Energy Company would re-convey the energy asset to Interfuel E&P Ltd., which then would return the preferred share rights to Cleantech Energy  Company.  While we believe the parties intend to mutually extend the agreement if necessary, we can give no assurances of that or that the construction of the Cleantech Energy Project will commence by this deadline and, as a result, we may not be able to receive commercially feasible quantities of the solid hydrocarbon which may have a negative impact on this project as discussed below.

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

Our goal is to develop and construct ultra clean Btu Conversion, SNG and synthetic crude production facilities in the United States.   Over the next four years we will require substantial capital resources to fund construction and financing costs relating to the development of our principal projects. Project costs for full construction of Gas 1, Gas 2 and Combined Cycle Gas Turbine are expected to be approximately $497.0 million, $1.02 billion, and $627.3 million, respectively. Additional project costs for the full construction of Cleantech Energy Project are expected to be approximately $2.3 billion. We have not yet entered into fixed price engineering, procurement and construction (“EPC”) arrangements with respect to our Cleantech Energy Project, but have considered the possibility of entering into general services agreements with a third party to provide EPC services with respect to such project. As stated elsewhere in this quarterly report on Form 10-Q, our basic strategy is to have our projects contract with Gasification Engineering Corporation (“GEC”), a related party, to provide EPC services.  In turn, GEC will contract with a third-party general contractor to provide Design-Build EPC services, as defined by the Design-Build Institute of America which include engineering as part of their team services. We believe this approach should allow us more directly to control and manage the EPC services ourselves, thereby giving us greater control over the expenditures associated with a project. We believe this approach will result in lower project costs and shorter schedules.  We believe this type of contracting approach will provide mechanisms to manage cost, schedule and performance, and to provide appropriate guarantees and a pool of funds to cover liquidated damage requirements.  When warranted, GEC may structure the Design-Build contract as a “fast track” contract instead of a fixed price agreement.  While a fixed price structure establishes a guaranteed price at the outset, the fast-track approach begins on a time and material basis.  When an agreed amount of progress has been made and the project cost is better known, it can be converted to a fixed price basis for the remainder of work.  Cost escalation risk shifts from the owner during the early portion to the contractor in the later portion.  The project company, as the project owner, will generally have its own rationale and justification for the fast-track approach.  Neither we nor GEC are currently negotiating a "fast-track" EPC contract for any project currently in development; nor have we concluded definitively that we will enter into such a contract.  As a result, project costs for the Cleantech Energy Project are based upon our internal estimates. Note that project costs include capital, engineering, procurement and construction (“EPC”) and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.  We intend to finance a significant amount of the funds necessary for the construction of our projects through a mix of equity and debt, which will consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt. As a result, our project companies will be highly leveraged and our project assets will be subject to claims or forfeiture upon any default on project-specific debt.

Factors Affecting Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-Q.  We are a development stage company and have had no revenues for the year ended December 31, 2010 and 2011 and no revenues for the six months ended June 30, 2012.  We anticipate that we may not receive any significant revenues from operations until we begin to receive revenue from operations at Lima Energy  which we estimate will be at a minimum approximately twenty-four to thirty-seven months from the closing of construction funding.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed elsewhere in this Form 10-Q.

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-K.

Results of Operations for the three months ended June 30, 2012 and 2011

Revenues

We had no revenues for the three months ended June 30, 2012 and no revenues for the three months ended June 30, 2011, and do not anticipate any significant revenues for twenty-four to thirty-seven months, following the closing of the funding of our anticipated projects, as stated herein.

Operating Expenses

Our operating expenses include the following:

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2012 totaled $256,674 and for the three months ended June, 2011 totaled $488,841.  The primary components of our expenses for the three month periods ended June, 2012 and 2011 were salary expenses, professional fees, and SEC reporting costs.

Other Income

For the three months ending June 30, 2012, we had other income of $36,609 which was a result of a release of liabilities accrued in prior periods.

Derivative Liability

In 2011 and the first quarter of 2012 the Company borrowed $158,250 from an unrelated third party which is convertible into the Company’s common stock after one hundred and eighty days (180) at discounts to the market value of the Company’s common stock ranging from 55% to 65%.  During the quarter ended June 30,2012, $23,000 of debt was converted to stock.  This conversion was at less than market value giving rise to a derivative liability.  This liability is computed using the Black-Sholes method with the following input:

Estimated fair value	$0.48
Expected life (years)	.50
Risk free interest rate	.21%
Volatility	347.04%

As of the date of this filing, the Company has repaid the balance of these borrowings, and therefore the derivative liability will be reclassifiedas paid-in capital in the third quarter.

Interest Expense

The Company recorded an expense of $1,937 for interest on three promissory notes from an unrelated third party for the three months ended June 30, 2012. For the three months ended June 30, 2011 the Company recorded an expense of $112,690 related to the $6.4 million senior secured note for the Lima Energy acquisition, for which the full interest and principal totaling $7,030,492 was repaid at September 30, 2011 by the issuance of 1,004,356 shares of common stock.

Income Taxes

For the three months ended June 30, 2012 and the three months ended June 30, 2011, there was no provision for income taxes recorded.

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

The net operating loss carryforwards for income tax purposes are approximately $3.8 million and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Net Loss

For the three months ended June 30, 2012, we experienced a net loss of $536,563, and for the three months ended June 30, 2011 we experienced a loss of $601,531.

We anticipate losses from operations will increase during the next twelve months due to anticipated increases in payroll expenses as we add necessary staff, and project development expenses. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses.

Basic and Diluted Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our net loss for the three months ended June 30, 2012 was $0.01 per share and $0.01 per share for the three months ended June 30, 2011.

Net Cash Used by Operating Activities

Our primary uses of funds in operations were payments related to salary expenses, professional fees (including legal and accounting fees), and SEC reporting costs for the three months ended June 30, 2012 and payments related to organizational activities, salary expenses,  interest expense, and SEC reporting costs for the three months ended June 30, 2011.

Net Cash Used In Investing Activities

We did not engage in investing activities for the three months ended June 30, 2012 or for the three months ended June 30, 2011.

Net Cash Provided by Financing Activities

We received cash from financing activities through advances from related parties of $24,700 for the three months ended June 30, 2012 and $15,387 for the three months ended June 30, 2011.  In addition, during the three months ended June 30, 2012, we borrowed $328,761 from a related party for working capital purposes.

Major Acquisitions

The Company did not make any major acquisitions during the three months ended June 30, 2012.

Results of Operations for the six months ended June 30, 2012 and 2011

Revenues

We had no revenues for the six months ended June 30, 2012 and no revenues for the six months ended June 30, 2011, and do not anticipate any significant revenues for twenty-four to thirty-seven months, following the closing of the funding of our anticipated projects, as stated above.

Operating Expenses

Our operating expenses include the following:

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2012 totaled $581,206 and for the six months ended June 30, 2011 totaled $771,376.  The primary components of our expenses for the six month periods ended June 30, 2012 were salary expenses, professional fees, and SEC reporting costs and for the six months ended June 30, 2011 were organizational activities, salary expenses and SEC reporting costs.

Interest Expense

The Company recorded an expense of $3,940 for interest on three promissory notes from an unrelated third party for the six months ended June 30, 2012.  For the six months ended June 30, 2011 the Company recorded an expense of $225,380 related to the $6.4 million senior secured note for the Lima Energy acquisition, for which the full interest and principal totaling $7,030,492 was repaid at September 30, 2011 by the issuance of 1,004,356 shares of common stock.

Other Income

For the six months ending June 30, 2012, we had other income of $36,609 which was a result of a release of liabilities accrued in prior periods.

Derivative Liability

In 2011 and the first quarter of 2012 the Company borrowed $158,250 from an unrelated third party which is convertible into the Company’s common stock after one hundred and eighty days (180) at discounts to the market value of the Company’s common stock ranging from 55% to 65%.  During the quarter ended June 30, 2012, $23,000 of debt was converted to stock.  This conversion was at less than market value giving rise to a derivative liability.  This liability is computed using the Black-Sholes method with the following input:

Estimated fair value	$0.48
Expected life (years)	.50
Risk free interest rate	.21%
Volatility	347.04%

As of the date of this filing, the Company has repaid the balance of these borrowings, and therefore the derivative liability will be reclassified to paid-in capital in the third quarter.

Income Taxes

For the six months ended June 30, 2012 and the six months ended June 30, 2011, there was no provision for income taxes recorded.

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

The net operating loss carryforwards for income tax purposes are approximately $3.8 million and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Net Loss

For the six months ended June 30, 2012, we experienced a net loss of $863,098, and for the six months ended June 30, 2011 we experienced a loss of $996,756.

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

Basic and Diluted Net Loss per Share

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our net loss for the six months ended June 30, 2012 was $0.01 per share and $0.01 per share for the six months ended June 30, 2011.

Liquidity and Capital Resources

We have had no revenues since inception, and no revenues for the period ended June 30, 2012. As of June 30, 2012, we have $4,012 of cash. We have obtained cash for operating expenses through advances and/or loans from stockholders and unrelated third parties. While the technology we intend to utilize is currently operational at some facilities in the United States, we do not yet have an operating commercial facility, and we anticipate it will be approximately twenty-four months and thirty-seven months from the date of the project’s financing until the CCGT phase or Gas 1 phase, respectively, are constructed and operational at our Lima Energy Project. Once the first phase is completed and fully operational, we should begin to receive revenues from plant operations, but we cannot predict exactly when those revenues will start. We exp project financing and of CCGT within approximately 24 months from date of CCGT project financing.

Net Cash Used by Operating Activities

Our primary uses of funds in operations were payments related to salary expenses, professional fees (including legal and accounting fees), and SEC reporting costs for the six months ended June 30, 2012 and payments related to organizational activities, salary expenses, interest expense, and SEC reporting costs for the six months ended June 30, 2011.

Net Cash Used In Investing Activities

We did not engage in investing activities for the six months ended June 30, 2012 or for the six months ended June 30, 2011.

Net Cash Provided by Financing Activities

We received cash from financing activities through advances from related parties of $38,857 for the six months ended June 30, 2012 and $130,878 for the six months ended June 30, 2011.  In addition, we borrowed $328,761 from a related party for working capital purposes.

Major Acquisitions

The Company did not make any major acquisitions during the six months ended June 30, 2012.

Cash Position and Outstanding Indebtedness

Our total indebtedness at June 30, 2012 was $2,813,614, consisting of current liabilities due within the year. Current liabilities consist of accounts payable, advances from related parties and notes payable.  At June 30, 2012, we had current assets of $19,012 consisting of $4,012 in cash and $15,000 in prepaid expense. We had long term assets of $1 at June 30, 2012.

Contractual Obligations

During the six months ended June, 30, 2012, the company issued two convertible promissory notes to an unrelated third party for $32,500 and $20,000, respectively.  The principal and interest are due October 19, 2012 and December 14, 2012, respectively.   Interest for both notes is accrued at a rate of 8.00% per annum, computed on the basis of a 365-day year and the actual number of days elapsed.  The Holder of the notes has the right to convert the outstanding principal amount of the note into shares of common stock at a specified discount to market conversion price at a date at least 180 days from the date of the note and no later than the maturity date of the note.  These notes have subsequently been paid off.

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

Our cash requirements depend on many factors, including the pace of our project development, construction, and operating activities and the employee team build-up to drive our future growth. Over the next four years, we expect to make significant expenditures to expand our projects currently under development and construction to bring them into commercial operation. We estimate that total project costs to bring each project into commercial operation will be approximately $497.0 million for full construction of Gas 1, approximately $1.02 billion for full construction of Gas 2, approximately $627.3 million for full construction of CCGT, and approximately $2.3 billion for full construction of Cleantech Energy Project. Project costs include capital, EPC and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.

As of the date of this filing of this report on Form 10-Q for the period ended June 30, 2012, we have commitments for a total of $70 million in reserve equity to assist in both our project capital requirements and working capital requirements.  This total of $70 million in reserve equity funding is comprised of up to $20 million from Kodiak Capital Group LLC (“Kodiak”) and up to $50 million from AGS Capital Group LLC (“AGS”), as described more fully elsewhere in our annual report on Form 10-K for the year ended December 31, 2011.  When available, reserve equity may be used as follows:  $2 million for the Lima land purchase, $2 million for the Technology Innovation Center, $10 million to advance the Lima Energy project site, engineering and permit work, $10 million to advance the Cleantech Energy site, engineering, licensing and permit work, and the balance of $46 million for general corporate purposes.

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

We intend to finance a significant amount of the costs of these projects through a mix of equity and debt. The debt is expected to consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt.  We will require substantial capital resources to fund the project costs related to our development and construction plan. Our ability to obtain adequate funding for our development and construction plan as well as for our working capital needs will depend on a variety of factors and cannot be guaranteed. We intend to focus on the S-1 $100 million equity raise on file with the SEC together with proceeds from the $350M BOE energy asset-based bond issue to support construction financing for the Lima Energy Gas 1 phase as well as the $70 million reserve equity capital.  We will then turn to the $470 million of Ohio Air Quality Development Authority bonds. While we have substantially completed the draft documentation for the Oho Air Quality Bonds, including the Offering Memorandum, Trust Agreement, Mortgage Security Agreement, and Deposit Account Pledge and Control Agreement, we have shifted the timing for the placement of the bonds due to our plan to utilize equity capital first.  We believe that this strategy will make the placement of the debt a more efficient process.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T.  CONTROLS AND PROCEDURES

As of June 30, 2012, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Our controls and procedures provide for full flow of information to Company management, especially to the Chief Executive Officer and Chief Financial Officer, and our evaluation shows we are able to meet our reporting obligations under the Exchange Act Rules stated above. While our disclosure controls and procedures are effective, we recognize that continued improvement is desired in the areas of management oversight, control of documentation being produced, and review of such control documentation when it is produced.  A policy and procedure directive has been established to seek improvement in this area.

There were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently involved in any legal proceedings.  However, we are, from time to time, threatened with, or may become a party to, legal actions and other proceedings in the ordinary course of our business.

The Company was named as a defendant in a complaint filed by John B. Walker and Reynold Nebel, Jr. in the Court of Common Pleas, Hamilton County, Ohio, on October 20, 2011.  The basis of the complaint was failure to pay salaries and other employment-related expenses during their respective employment.  Relief sought was approximately $555,000 plus interest.  As reported at the end of 2011, the Company, believing it had reached verbal agreement with the plaintiffs on payment of outstanding amounts of $227,000, drafted written release agreements which were presented to plaintiffs for signature.  On June 18, 2012, this complaint was settled for $227,000.

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a convertible promissory note, we issued 228,571 shares of our common stock for $8,000 and 428,571 shares of our common stock for $15,000 on May 24, 2012 and June 7, 2012, respectively.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA SYNTHETIC FUEL CORPORATION

Dated: August 13, 2012	By: /s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

By: /s/ Harry H. Graves
Name: Harry H. Graves
Title: Chief Financial Officer