Form 10-Q/A
period 2012-06-30
USA Synthetic Fuel Corp
filed 2012-08-22
CIK 1487920

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to USA Synthetic Fuel Corporation’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q, consisting of USA Synthetic Fuel Corporation’s interactive data files formatted in XBRL (eXtensible Business Reporting Language), in accordance with Rule 405(a)(2) of Regulation S-T, after allowing for the 30-day grace period for the first quarterly period in which detail tagging is required. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

The exhibits listed below are filed or furnished, as the case may be, as part of this report.

No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 13, 2012.

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

Dated: August 22, 2012	USA SYNTHETIC FUEL CORPORATION

By: /s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

By: /s/ Harry H. Graves
Name: Harry H. Graves
Title: Chief Financial Officer