Form 10-Q
period 2012-09-30
USA Synthetic Fuel Corp
filed 2012-11-14
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012.

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

There were 80,682,390 shares of the Registrant’s Common Stock issued and outstanding on September 30, 2012.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

Assets

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Current Assets
Cash	$7,274,693	$1,117
Restricted Cash	3,000,097	-
Prepaid Expense	97,472	-
Total Current Assets	10,372,262	1,117
Property, Plant & Equipment
Lima Property	6,439,429	6,439,429
Impairment Reserve	(6,439,429)	(6,439,429)
Site Work	200,000	-
Property, Plant & Equipment, Net	200,000	-
Other Assets
Escrowed Cash	1,601,182	-
BOE Energy	50,000,001	1
Total Other Assets	51,601,183	1

Total Assets	$62,173,445	$1,118

Liabilities and Equity

Current Liabilities
Accounts Payable	$129,836	$415,100
Advances from Related Parties	154,257	115,400
Accrued Expenses	-	18,345
Accrued Interest, Note	62,349	-
Payroll Liabilities	1,528,577	1,353,776
Notes Payable	-	53,000
Total Current Liabilities	1,875,019	1,955,621

Long Term Liabilities
Notes Payable	28,046,014	-
Total Long Term Liabilities	28,046,014	-

Total Liabilities	29,921,033	1,955,621

Equity
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 9,925,153 shares authorized, none issued or outstanding	−	−
Series A super voting preferred stock, $0.0001 par value, 2 shares authorized, none issued and outstanding	−	−
Series B preferred stock, $0.0001 par value, 74,845 shares authorized, none issued or outstanding	−	−
Common stock, $0.0001par value, 300,000,000 shares authorized 80,682,390 and 76,425,248 shares issued and outstanding, respectively	8,067	7,641
Additional paid-in-capital	44,332,503	8,309,929
Deficit accumulated during the development stage	(12,088,159)	(10,272,074)
Total Stockholders’ Equity (Deficit)	32,252,411	(1,954,504)
Non-Controlling interest	1	1
Total Equity (Deficit)	32,252,412	(1,954,503)
Total Liabilities and Equity	$62,173,445	$1,118

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three	Three	Nine	Nine	Cumulative Total
	Months	Months	Months	Months	November 30, 2009
	Ended	Ended	Ended	Ended	(Inception)
					to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Operating Expenses
General and Administrative Expenses	$614,144	$557,830	$1,195,350	$1,329,206	$4,436,935
Impairment Expense	−	−	−	−	6,439,429
Net (loss) from Operation before Taxes	(614,144)	(557,830)	(1,195,350)	(1,329,206)	(10,876,364)

Other Income	33,023	−	69,632	−	69,632
Derivative Expense	314,561	−	−	−	−
Interest Expense	(686,427)	(112,690)	(690,367)	(338,070)	(1,281,427)
Provision for Income Taxes	−	−	−	−	−
Net (loss)	$(952,987)	$(670,520)	$(1,816,085)	$(1,667,276)	$(12,088,159)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares
Outstanding	78,882,390	75,583,110	78,553,819	75,569,430

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Nine	Nine	Cumulative Total
	Months	Months	November 30,
	Ended	Ended	2009 (Inception)
	September 30,	September 30,	To
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,816,085)	$(1,667,276)	$(12,088,159)
Adjustment to reconcile net loss to net cash provided By (used in) operating activities:
Employee Stock Compensation	−	−	170,049
Accumulated note fees amortization	13,114	−	13,114
Loan fees amortization	50,000	−	50,000
Stock issued for services	−	240,485	340,485
Expenses paid by shareholder	−	−	148,608
Impairment Expense	−	−	6,439,429
Change in operating assets and liabilities:
Prepaid expense	(97,472)	−	(97,472)
Accounts payable	(285,264)	277,834	217.695
Accrued Expenses	(18,345)	(35,000)	-
Payroll liabilities	174,801	652,589	2,022,814
Accrued Interest	62,349	338,070	653,409
Net Cash used in operating activities	(1,916,902)	(193,298)	(2,130,028)
CASH FLOWS FROM INVESTING ACTIVITIES
Property Plant & Equipment: Site Work	(200,000)	−	(200,000)
Net Cash used in investing activities	(200,000)	−	(200,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	11,000,000	−	11,000,100
Stock issued for debt and accrued interest	−	7,030,489	7,030,489
Accrued interest	−	(591,060)	(591,060)
Advance from related parties	38,857	193,978	200,000
Secured note payable	5,000,000	(6,439,429)	(1,439,429)
Escrowed cash	(1,601,200)	−	(1,601,200)
Restricted cash	(3,000,000)	−	(3,000,000)
Fees on Secured Note	(2,017,179)	−	(2,017,179)
Note payable, short term:
Proceeds	105,250	−	158,250
Payments	(135,250)	−	(135,250)
Net cash provided by financing activities	9,390,478	193,978	9,604,721

Net increase (decrease) in cash	7,273,576	680	7,274,693

Cash at beginning of the period	1,117	40	−

Cash at end of period	$7,274,693	$720	$7,274,693

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$614,901	−	$614,901
Income taxes paid	$ −	−	$ −

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows - Continued (Unaudited)

	Nine	Nine	Cumulative Total
	Months	Months	November 30,
	Ended	Ended	2009 (Inception)
	September 30,	September 30,	To
	2012	2011	September 30, 2012
NON CASH INVESTING AND FINANCING ACTIVITIES
Lima Property	$(50,000,000)	$(6,439,429)	$(56,439,429)
Note Payable	25,000,000	6,439,429	31,439,429
Other Asset	−	−	(1)
Non-Controlling Interest	−	−	1
Stock Issued for debt and accrued interest	25,023,000	7,030,489	32,681,328
Accrued interest	−	(591,060)	(591,060)
Note payable, Lima	−	(6,439,429)	(6,439,429)
Advances from related parties	−	−	(344,504)
Payroll liabilities	(210,902)	−	(494,237)
Accounts payable	(87,859)	−	(87,859)
Notes payable, related party	298,761	−	298,761
Note payable, third party	(23,000)	−	(23,000)
	$ −	$ −	$ −

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements September 30, 2012 (Unaudited)

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

The consolidated statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the period ended September 30, 2012.  Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 – RECENT TRANSACTIONS

On September 24, 2012, we entered into a $35 million debt financing transaction with Third Eye Capital Corporation (“Third Eye”), pursuant to a series of transactions among the Company, our affiliates and Third Eye, as described below and throughout this report on Form 10-Q.

Note Purchase Agreement
On September 24, 2012, we entered into a Note Purchase Agreement, dated as of September 24, 2012, by and among us, Lima Energy, Third Eye as administrative agent for the holders, and each of the holders of notes from time to time party thereto (the “Note Purchase Agreement”).  Pursuant to the Note Purchase Agreement, Lima Energy issued its 10% senior secured note in the aggregate principal amount of $30 million to Third Eye, as administrative agent for the holders (the “NPA Note”). The principal amount of the NPA Note is due August 31, 2015 and bears interest at the rate of 10% per annum, payable monthly.

Unit Purchase Agreement
On September 24, 2012, we entered into a Unit Purchase Agreement, dated as of September 24, 2012, by and among the Company, Lima Energy, Third Eye as agent for the unit purchasers, and each of the unit purchasers from time to time party thereto (the “Unit Purchase Agreement”). Pursuant to the Unit Purchase Agreement, Lima Energy received $2 million in exchange for the issuance by Lima Energy and the Company of a unit (the “Unit”) comprised of (i) an unfunded a $5,000,000 principal amount 4% subordinated secured convertible note due August 31, 2017 (the “Convertible Note”) issued by Lima to Strative Capital Ltd. (“Strative”) and (ii) a warrant (the “Warrant”) issued by the Company to Strative granting the right to purchase an aggregate of 10,312,500 shares of Common Stock.   This Subordinated Secured Convertible note the Company executed on September 24, 2012 is unfunded and therefore not recorded in this report at September 30, 2012.

Fuel Asset Purchase
On September 24, 2012, Lima Energy acquired a fuel asset of approximately 50 million net tons of Illinois Basin coal located in Vigo County Indiana pursuant to a Purchase and Sale Agreement.  The purchase price was $50 million, comprised of $25 million in cash and equivalents and $25 million in shares of common stock of the Company.

NOTE 3 – SUBSEQUENT EVENTS

The $5 million 4% Subordinated Secured Convertible note the Company executed on September 24, 2012 is unfunded and therefore not recorded in this report at September 30, 2012.  The net proceeds from the note are $2 million. The note can be converted into 10,312,500 shares of our common stock at the option of the holder.  In addition, the note carries warrants for an additional 10,312,500 shares of our common stock at a price of $0.48 per share, exercisable over a ten year period.  Funding will occur as soon as the Company achieves certain milestones.

In October 2012 we prepaid one year of interest in the amount of $3 million to Third Eye pursuant to the terms of the Note Purchase Agreement.

On October 26, 2012, the Company’s wholly owned subsidiary, Lima Energy Company, entered into a Real Estate Acquisition and Development Agreement pursuant to which Lima Energy purchased 63.399 acres of land from the City of Lima, Ohio, on which it is constructing an environmental energy park with synthetic fuel production facilities.  The purchase price was $1.5 million.

In connection with the acquisition, Lima Energy agreed that certain funds will be contributed to a non-profit entity over the term of the Agreement for the benefit of long term economic development within the City of Lima.  At the signing of the Agreement, Lima made an initial contribution of $100,000.  It will contribute $100,000 per year for the next three years, and, commencing on the second calendar year immediately following commencement of commercial operations, it will contribute annually, for 20 years, the lesser of $5.0 million or 10% of net distributable cash flow of the Project, as those terms are defined in the Agreement.

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

Overview

USA Synthetic Fuel Corporation (“USASF” or the “Company”) is an environmentally focused alternative energy company pursuing clean energy solutions based on gasification and other proven Btu conversion technologies.  USASF is a development stage company and, as of September 30, 2012 had $7,274,693 of cash on hand and no inception to date revenues. We intend to develop, finance, construct, own and operate Ultra Clean Btu Converters in the United States to convert lower value, solid hydrocarbons such as coal, petroleum coke and biomass into higher value, environmentally cleaner energy sources.  These lower value, solid hydrocarbons are one class of feedstock that may be used in gasification processes in order to manufacture synthetic fuel products.  Other classes of feedstock that may be used as feedstock to produce synthetic fuel include petroleum liquids, petroleum byproducts, asphaltenes, natural gas and other similar gases.  For the purposes of this quarterly statement, hereinafter the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably in the remainder of this quarterly statement.  For this discussion, the terms “lower value” and “higher value” refer to the approximate market cost of the sources on a barrel of oil equivalent basis, which equals an equivalent energy content basis of 5.8 million British thermal units.  The produced energy sources such as synthetic natural gas and liquid transportation fuels are considered to be “environmentally cleaner” because they produce significantly reduced emissions of materials  of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petroleum coke.

On September 24, 2012, the Company completed a $35 million investment transaction with Third Eye Capital Corporation of Toronto, Canada (“Third Eye”) that provided substantial growth capital to enable the Company’s business plan to accelerate.  The transaction focused on moving the Company’s Lima Energy Gas 1 project forward to secure future revenue and earnings.  The Third Eye transaction enabled the Company to benefit from $36 million in equity capital and $35 million in debt capital.  From net proceeds, the Company was able to purchase a major energy asset that represents a 50 year fuel supply for the Lima Energy Gas 1 project.  The energy asset is approximately 50 million tons of Illinois Basin coal which has an energy equivalent of about 200 million BOE (barrels of oil equivalent) and will serve as a hedge against short term fuel supply contracts.  The project has petcoke as a primary feedstock with multiple supply points in the U.S. and Canada.  The adjacent refinery may also become a petcoke supply source and the project is also able to utilize coal and renewables.

The Third Eye transaction and related activities have subsequently enabled Lima Energy Company to complete the acquisition of the approximately 63 acre project site from the City of Lima on October 26, 2012.  The Company believes this long anticipated event unifies the project as it now moves forward with further site development and a groundbreaking on its Technology Innovation Center.  The project site has had initial site development and construction work done, resulting in 100,000 square feet of engineered concrete.  The project also has benefited from indirect funding of about $70 million by city, state and federal sources for supporting infrastructure.  In total, Lima Energy now owns a major fuel asset and has benefited from significant direct and indirect capital investments.  Lima Energy will seek to complete site development and construction with anticipated bond proceeds as more fully described below in Future Capital Requirements.

USASF plans to launch its integrated business strategy to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations with the following major assets:

•
Lima Energy Company and the Lima Energy Project:  On June 11, 2010, the Company acquired from Global Energy, Inc. (“GEI”), a related party, all of the outstanding stock of Lima Energy Company (“Lima Energy”), a subsidiary of the Company and the project company for the Lima Energy Project.  GEI is considered a related party to the Company since our executive officer and chairman of our board of directors, Harry H. Graves, is also an executive officer and is beneficial holder of 46% of the stock of GEI.  In exchange for Lima Energy stock, the Company has agreed to pay GEI $6.4 million which represents the book value of construction-in-progress to date, and GEI has retained a 50% net cash flow interest in Gas 1, the first phase of the Lima Energy Project.  Payment of the consideration for this asset was made with a senior secured note to GEI dated as of June 11, 2010, as amended (the “Note”).  The Note carries a 7% per annum accrued interest, and is payable at the first to occur of (i) $400 million in Lima Energy financing, (ii) an equity offering by us of $75 million or more, or (iii) September 30, 2011.  The Company negotiated with GEI to clear the Note balance as of the September 30, 2011 due date.  GEI agreed to accept 1,004,356 shares of the Company’s common stock to clear the Note balance and accrued interest.  Accordingly, the Note has been paid in full as of September 30, 2011 and the security on Lima Energy Company has been released.  The construction in progress is located on land owned by the City of Lima and will only become available for our use when funding for the project is obtained and certain other conditions are met, the entire investment in the asset has been considered impaired by our management.  The Company recognized an impairment charge of $6.4 million for the year ended December 31, 2010.  Lima Energy has agreed that it will complete the project site purchase prior to engaging in any further construction activities at the project site. On October 26, 2012 Lima Energy completed the purchase of the project site from the City.  The Lima Energy Project is being developed in three phases:  Gas 1, Gas 2, which combined are being designed to produce 8.0 million Barrels of Oil Equivalent (“BOE”) per year of synthetic fuel products, and Combined Cycle Gas Turbine which is being designed to produce 516 megawatt of electric power, as described in more detail below.  Lima Energy has completed initial construction of 100,000 square feet of engineered concrete and plans to complete construction upon financing.  The Lima Energy Project has been seeking financing for the project since the initial construction was completed in 2006.  The economic downturn commencing in 2007 has provided challenging circumstances for the project financing.  Buoyed by the recent $35 million investment from Canada, management continues to work to secure additional financing for the project, although we acknowledge that this is not certain, and we can give no assurances that such funding will be secured.

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

Our goal is to develop and construct Ultra Clean Btu Converters to manufacture low cost synthetic fuel products in the United States.   Over the next four years we will require substantial capital resources to fund construction and financing costs relating to the development of our principal projects. Project costs for full construction of Gas 1, Gas 2 and Combined Cycle Gas Turbine are expected to be approximately $497.0 million, $1.02 billion, and $627.3 million, respectively. Additional project costs for the full construction of Cleantech Energy Project are expected to be approximately $2.3 billion. We have not yet entered into fixed price engineering, procurement and construction (“EPC”) arrangements with respect to our Cleantech Energy Project, but have considered the possibility of entering into general services agreements with a third party to provide EPC services with respect to such project. As stated elsewhere in this quarterly report on Form 10-Q, our basic strategy is to have our projects contract with Gasification Engineering Corporation (“GEC”), a related party, to provide EPC services.  In turn, GEC will contract with a third-party general contractor to provide Design-Build EPC services, as defined by the Design-Build Institute of America which include engineering as part of their team services. We believe this approach should allow us more directly to control and manage the EPC services ourselves, thereby giving us greater control over the expenditures associated with a project. We believe this approach will result in lower project costs and shorter schedules.  We believe this type of contracting approach will provide mechanisms to manage cost, schedule and performance, and to provide appropriate guarantees and a pool of funds to cover liquidated damage requirements.  When warranted, GEC may structure the Design-Build contract as a “fast track” contract instead of a fixed price agreement.  While a fixed price structure establishes a guaranteed price at the outset, the fast-track approach begins on a time and material basis.  When an agreed amount of progress has been made and the project cost is better known, it can be converted to a fixed price basis for the remainder of work.  Cost escalation risk shifts from the owner during the early portion to the contractor in the later portion.  The project company, as the project owner, will generally have its own rationale and justification for the fast-track approach.  Neither we nor GEC are currently negotiating a "fast-track" EPC contract for any project currently in development; nor have we concluded definitively that we will enter into such a contract.  As a result, project costs for the Cleantech Energy Project are based upon our internal estimates. Note that project costs include capital, engineering, procurement and construction (“EPC”) and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.  We intend to finance a significant amount of the funds necessary for the construction of our projects through a mix of equity and debt, which will consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt. As a result, our project companies will be highly leveraged and our project assets will be subject to claims or forfeiture upon any default on project-specific debt.

Factors Affecting Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-Q.  We are a development stage company and have had no revenues for the years ended December 31, 2010 and 2011 and no revenues for the nine months ended September 30, 2012.  We anticipate that we may not receive any significant revenues from operations until we begin to receive revenue from operations at Lima Energy which we estimate will be at a minimum approximately twenty-four to thirty-seven months from the closing of construction funding.

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

Results of Operations for the three months ended September 30, 2012 and 2011

Revenues

We had no revenues for the three months ended September 30, 2012 and no revenues for the three months ended September 30, 2011, and do not anticipate any significant revenues for twenty-four to thirty-seven months, following the closing of the funding of our anticipated projects, as stated herein.

Operating Expenses

Our operating expenses include the following:

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2012 totaled $614,144 and for the three months ended September 30, 2011 totaled $557,830.  The primary components of our expenses for the three month periods ended September 30, 2012 and 2011 were salary expenses, professional fees, and SEC reporting costs.

Other Income

For the three months ending September 30, 2012, we had other income of $33,023 which was a result of a release of liabilities accrued in prior periods.

Interest Expense

The Company recorded an expense of $686,427 for the three months ended September 30, 2012 mainly for interest related to the Third Eye transaction. For the three months ended September 30, 2011 the Company recorded an expense of $112,690 related to the $6.4 million senior secured note for the Lima Energy acquisition, for which the full interest and principal totaling $7,030,492 was repaid at September 30, 2011 by the issuance of 1,004,356 shares of common stock.

Income Taxes

For the three months ended September 30, 2012 and the three months ended September 30, 2011, there was no provision for income taxes recorded.

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

Net Loss

For the three months ended September 30, 2012, we experienced a net loss of $952,987, the bulk of which was related to the interest expense, and for the three months ended September 30, 2011 we experienced a loss of $670,520.

We anticipate losses from operations will increase during the next twelve months due to anticipated increases in payroll expenses as we add necessary staff, and project development expenses. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses.

Basic and Diluted Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our net loss for the three months ended September 30, 2012 was $0.01 per share and $0.01 per share for the three months ended September 30, 2011.

Net Cash Used by Operating Activities

Our primary uses of funds in operations were payments related to salary expenses, professional fees (including legal and accounting fees), and SEC reporting costs for the three months ended September 30, 2012 and payments related to organizational activities, salary expenses,  interest expense, and SEC reporting costs for the three months ended September 30, 2011.

Net Cash Used In Investing Activities

We did not engage in investing activities for the three months ended September 30, 2012 or for the three months ended September 30, 2011.

Net Cash Provided by Financing Activities

On September 24, 2012, we entered into a $35 million debt financing transaction with Third Eye, pursuant to a series of transactions among the Company, our affiliates and Third Eye. In connection with such transactions, we issued 3.6 million shares of our common stock to GEI. We used a portion of the proceeds from the debt and equity issuances for major acquisitions which included the purchase of approximately 50 million tons of Illinois Basin coal resources, reserves and other mineral interests located in Indiana as described below and the purchase of the project site for the Lima Energy project.  Additionally, the proceeds will be used for site and engineering work for  the Lima Project, as well as for working capital and general corporate purposes.

In connection with these transactions, we entered into certain agreements, described below.

Note Purchase Agreement

On September 24, 2012, we entered into a Note Purchase Agreement, dated as of September 24, 2012, by and among us, Lima Energy, Third Eye as administrative agent for the holders, and each of the holders of notes from time to time party thereto (the “Note Purchase Agreement”).

Pursuant to the Note Purchase Agreement, Lima Energy issued its 10% senior secured note in the aggregate principal amount of $30 million to Third Eye, as administrative agent for the holders (the “NPA Note”). The principal amount of the NPA Note is due August 31, 2015 and bears interest at the rate of 10% per annum, payable monthly. Lima used a portion of the proceeds from the NPA Note to repay the outstanding principal and interest on the GEI Notes.

The Note Purchase Agreement contains restrictive covenants, including, without limitation, limitations on the ability of the Company and Lima Energy to: incur additional debt; enter into speculative or hedging financial instruments; create liens on assets; consolidate, merge or transfer all or substantially all of their assets; engage in transactions with affiliates; make material changes in the nature of the business; make capital expenditures or acquisitions; issue capital stock, options, warrants or other convertible securities; pay dividends or repurchase equity; extend credit; or amend its organizational documents.

The Note Purchase Agreement provides for events of default (subject in certain cases to customary grace and cure periods) which include, among others, nonpayment of principal or interest; breach of covenants or other agreements in the Note Purchase Agreement; defaults in payment of certain other indebtedness; certain events of bankruptcy or insolvency; and certain defaults with respect to the security documents. Generally, if an event of default occurs, the administrative agent may declare the outstanding principal and accrued interest on the NPA Note immediately due and payable and exercise all rights and remedies available.

In connection with the Note Purchase Agreement, the Company loaned $11 million to Lima Energy (the “Lima Loan”) in return for an unsecured promissory note from Lima in the aggregate principal amount of $11 million. The note accrues interest at a rate of 0.24% per annum and all interest and principal outstanding are payable on demand.

In accordance with the Note Purchase Agreement, GEI purchased 1.1 million shares of Common Stock from the Company at a price of $10 per share.  The Company used the $11 million proceeds from the issuance of the GEI Shares to make the Lima Loan.

First Lien Mortgage. In connection with the Note Purchase Agreement and the Purchase and Sale Agreement, Lima and Third Eye, as administrative agent (“First Lien Mortgagee”), entered into a First Lien Amended and Restated Mortgage, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement, dated as of September 24, 2012 pursuant to which Lima granted to First Lien Mortgagee a mortgage on Lima’s rights and interests in the Energy Assets to secure its obligations under the Note Purchase Agreement.

First Lien Security Documents. In connection with the Note Purchase Agreement: (i) the Company also entered into a First Lien Parent Guaranty with Third Eye, as administrative agent for the holders under the Note Purchase Agreement, dated September 24, 2012, pursuant to which the Company guaranteed Lima’s obligations under the Note Purchase Agreement, (ii) Cleantech Energy Company, the Company’s subsidiary (“CEC”) and Cleantech Corporation, another one of the Company’s subsidiaries (“CC”) entered into a First Lien Subsidiary Guaranty with Third Eye, as administrative agent for the holders under the Note Purchase Agreement, dated September 24, 2012, pursuant to which each of CEC and CC, jointly and severally, guaranteed Lima’s obligations under the Note Purchase Agreement (the “First Lien Subsidiary Guaranty”), and (iii) GEI entered into the First Lien GEI Pledge Agreement with Third Eye, as administrative agent for the holders under the Note Purchase Agreement, dated as of September 24, 2012, pursuant to which GEI pledged and granted a security interest to the administrative agent in the stock of the Company held by GEI to secure Lima’s obligations under the Note Purchase Agreement.

In connection with the Note Purchase Agreement, the Company, Lima, CEC and CC (collectively, the “Grantors”), and Third Eye, as administrative agent to the holders under the Note Purchase Agreement, entered into a First Lien Security Agreement dated September 24, 2012, pursuant to which the obligations of the Company and Lima under the Note Purchase Agreement are secured by a lien on substantially all of the tangible and intangible assets of the Grantors.

Unit Purchase Agreement

On September 24, 2012, we entered into a Unit Purchase Agreement, dated as of September 24, 2012, and amended on October 2, 2012 by and among the Company, Lima Energy, Third Eye as agent for the unit purchasers, and each of the unit purchasers from time to time party thereto (the “Unit Purchase Agreement”). Pursuant to the Unit Purchase Agreement, Lima Energy received $2 million in exchange for the issuance by Lima Energy and the Company of a unit (the “Unit”) comprised of (i) a $5,000,000 principal amount 4% subordinated secured convertible note due August 31, 2017 (the “Convertible Note”) issued by Lima to Strative Capital Ltd. (“Strative”) and (ii) a warrant (the “Warrant”) issued by the Company to Strative granting the right to purchase an aggregate of 10,312,500 shares of Common Stock. The Unit is immediately separable, and when separated, the Convertible Note and the Warrant are separately transferrable. Because the note was unfunded as of September 30, 2012, our financial statements as of that date do not reflect this transaction.

Except for the Call Right (as defined below), the Convertible Note may not be voluntarily redeemed, prepaid or repurchased without the consent of the administrative agent. Lima Energy must redeem the Convertible Note upon a change in control of the Company or a sale of substantially all of the Energy Assets.

At any time prior to the business day preceding the day fixed for the redemption of the Convertible Note, if applicable, the holder of the Convertible Note may, at its option, convert all or a portion of the Convertible Note into Common Stock at the conversion price applicable on the date of the conversion. The initial conversion price is $0.48 per share, subject to adjustment in certain events. The Convertible Note automatically will be converted into shares of Common Stock upon the sale of all Common Stock for an aggregate value of more than $500,000,000 or the valuation of the Common Stock for ten consecutive trading days of more than $500,000,000, valued by reference to a closing price per share on a national stock exchange or other automated quotation system.

The Warrant has a term of 10 years. The Warrant may be exercised in whole or in part and entitles the holder thereof to purchase 10,312,500 shares of Common Stock at an exercise price of $0.48 per share. The number of shares for which the Warrant may be exercised and the exercise price are subject to adjustment in certain events.

The Company has the right, at any time prior to a holder exercising its right to convert the Convertible Note or exercise the Warrant, as the case may be, upon 10 days prior notice by the Company, to purchase the Convertible Note and the Warrant from the holder(s) thereof (the “Call Rights”). The call price is subject to adjustment in certain events.

The Unit Purchase Agreement contains restrictive covenants, including, without limitation, limitations on the ability of the Company and Lima Energy to incur additional debt; enter into speculative or hedging financial instruments; create liens on assets; consolidate, merge or transfer all or substantially all of their assets; engage in transactions with affiliates; make material changes in the nature of the business; make capital expenditures or acquisitions; issue capital stock, options, warrants or other convertible securities; pay dividends or repurchase equity; extend credit; or amend the organizational documents.

The Unit Purchase Agreement provides for events of default (subject in certain cases to customary grace and cure periods) which include, among others, nonpayment of principal or interest; breach of covenants or other agreements in the Unit Purchase Agreement; defaults in payment of certain other indebtedness; certain events of bankruptcy or insolvency and certain defaults with respect to the security documents. Generally, if an event of default occurs, the administrative agent may declare the outstanding principal and accrued interest on the Convertible Note due and payable. All provisions regarding remedies in an event of default are subject to the Intercreditor Agreement (as defined below).

Amendment 1 to the Unit Purchase Agreement was executed on October 2, 2012 which clarified certain definitions and amended and restated Section 13.1 Call Right for clarification purposes.

Second Lien Security Documents. In connection with the Unit Purchase Agreement, (i) Lima Energy and Third Eye, as administrative agent (“Second Lien Mortgagee”), entered into a Second Lien Amended and Restated Mortgage, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement, dated as of September 24, 2012, pursuant to which Lima Energy granted Second Lien Mortgagee a mortgage on the Mortgaged Property, (ii) the Company entered into a Second Lien Parent Guaranty with Third Eye, as administrative agent for the investors under the Unit Purchase Agreement, dated September 24, 2012, pursuant to which the Company guaranteed Lima’s obligations under the Unit Purchase Agreement (the “Second Lien Parent Guaranty”), (iii) CEC and CC entered into a Second Lien Subsidiary Guaranty with Third Eye, as administrative agent for the investors under the Unit Purchase Agreement, dated September 24, 2012, pursuant to which each of CEC and CC, jointly and severally, guaranteed Lima’s obligations under the Unit Purchase Agreement (the “Second Lien Subsidiary Guaranty”), and (iv) GEI entered into the Second Lien GEI Pledge Agreement with Third Eye, as administrative agent for the investors under the Unit Purchase Agreement, dated as of September 24, 2012, pursuant to which GEI pledged and granted a security interest to the administrative agent in the stock of the Company held by GEI.

In connection with the Unit Purchase Agreement, Grantors and Third Eye, as administrative agent to the investors under the Unit Purchase Agreement, dated September 24, 2012 (the “Second Lien Security Agreement”), pursuant to which the obligations of the Company and Lima Energy under the Unit Purchase Agreement are secured by a lien on substantially all of the tangible and intangible assets of the Grantors.

Royalty Agreement. In connection with the Unit Purchase Agreement, Lima Energy, Third Eye, as administrative agent for certain royalty investors, and the royalty investors from time to time party thereto entered into the Royalty Agreement dated as of September 24, 2012 (the “Royalty Agreement”). Under the Royalty Agreement, Lima Energy will pay to the royalty investors 5% of the annual aggregate gross sales of gas products relating to the first phase of the Lima Project as additional consideration for the debt financing made available to Lima Energy under the Unit Purchase Agreement. The foregoing description is qualified in its entirety by reference to the Royalty Agreement, which is filed as Exhibit 4.4 to this Current Report on Form 8-K and incorporated herein by reference.

Third Lien Mortgage. In connection with the Unit Purchase Agreement and the Royalty Agreement, Lima Energy and Third Eye, as administrative agent (“Third Lien Mortgagee”), entered into a Third Lien Amended and Restated Mortgage, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement, dated as of September 24, 2012, pursuant to which Lima Energy granted Third Lien Mortgagee a mortgage on the Mortgaged Property.

Registration Rights Agreement

In connection with the Unit Purchase Agreement, the Company and Strative entered into a Registration Rights Agreement, dated September 24, 2012 (the “Registration Rights Agreement”) pursuant to which the investors (the “Investors”) holding a majority of the shares of Common Stock issued upon conversion, exercise or exchange of the Convertible Note or the Warrant (the “Registrable Securities”) may request registration under the Securities Act of 1933, as amended (the “Securities Act”), if available. In addition, whenever the Company proposes to register any of its Common Stock under the Securities Act (other than on Form S-8 or S-4), the Company must include in the registration all Registrable Securities requested to be included by the Investors. Other than shares of Common Stock the Company desires to register, the Investors have priority over other stockholders of the Company to include the Registrable Securities in any such registration, if available. All fees and expenses related to the registration are payable by the Company.

Intercreditor and Subordination Agreements

Intercreditor Agreement. On September 24, 2012, the Company, Lima Energy, GEI, CEC, CC, Harry H. Graves, Third Eye, as administrative agent to the first lien secured parties, Third Eye, as administrative agent to the second lien secured parties, and Third Eye, as administrative agent to the third lien secured parties entered into an Intercreditor and Subordination Agreement dated as of September 24, 2012 (the “Intercreditor Agreement”). The Intercreditor Agreement establishes the relative priorities and rights of the holders under the Note Purchase Agreement, the investors under the Unit Purchase Agreement and the royalty investors under the Royalty Agreement.

Subordination Agreement. On September 24, 2012, Lima Energy, GEI, Third Eye, as administrative agent to the noteholders pursuant to the Note Purchase Agreement and Third Eye, as administrative agent to the investors pursuant to the Unit Purchase Agreement (the “Subordinate Agent”) entered into a Subordination Agreement dated as of September 24, 2012 (the “Subordination Agreement”) pursuant to which GEI agreed that (i) the promissory note effective March 15, 2010 by Lima and payable to GEI in the original principal amount of $38 million and (ii) all other obligations and liabilities of Lima Energy due or payable to GEI are subordinate to the obligations of Lima Energy to the Subordinate Agent.

As of September 30, 2012, we had received $30 million in note proceeds.  For the three months ended September 30, 2011 we received cash from financing activities through advances from related parties of $15,387.

Major Acquisitions

Purchase and Sale Agreement

On September 24, 2012, Lima Energy acquired from GEI a fuel asset of approximately 50 million net tons of Illinois Basin coal located in Vigo County Indiana pursuant to a Purchase and Sale Agreement.  The purchase price was $50 million, comprised of $25 million in cash and assumed liabilities and $25 million in shares of common stock of USASF.  In connection with the Purchase and Sale Agreement, Lima assumed the obligations of GEI under: (i) a demand promissory note dated June 5, 2012 in the original principal amount of $14 million payable to the GEI Notes Agent (the “First GEI Note”), (ii) a demand promissory dated September 24, 2012 in the original principal amount of $11 million payable to the GEI Notes Agent (the “Second GEI Note” and together with the First GEI Note, the “GEI Notes”), (iii) the Mortgage, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement by GEI in favor of the GEI Notes Agent, effective June 5, 2012, which was superseded by the First Lien Mortgage, and (iv) certain other loan documents ancillary to the First GEI Note and the Second GEI Note. The GEI Notes were payable on demand and were repaid by Lima on September 24, 2012, as described herein under “Note Purchase Agreement”.

Results of Operations for the nine months ended September 30, 2012 and 2011

Revenues

We had no revenues for the nine months ended September 30, 2012 and no revenues for the nine months ended September  30, 2011, and do not anticipate any significant revenues for twenty-four to thirty-seven months, following the closing of the funding of our anticipated projects, as stated above.

Operating Expenses

Our operating expenses include the following:

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2012 totaled $1,195,350 and for the nine months ended September 30, 2011 totaled $1,329,206.  The primary components of our expenses for the nine month periods ended September 30, 2012 were salary expenses, professional fees related to the Third Eye transactions, and SEC reporting costs and for the nine months ended September 30, 2011 were organizational activities, salary expenses and SEC reporting costs.

Interest Expense

The Company recorded an expense of $686,427 for the nine months ended September 30, 2012, mainly for interest related to the Third Eye transactions.  For the nine months ended September 30, 2011, the Company recorded an expense of $338,070 related to the $6.4 million senior secured note for the Lima Energy acquisition, for which the full interest and principal totaling $7,030,492 was repaid at September 30, 2011 by the issuance of 1,004,356 shares of common stock.

Other Income

For the nine months ending September 30, 2012, we had other income of $69,632 which was a result of a release of liabilities accrued in prior periods.

Income Taxes

For the nine months ended September 30, 2012 and the nine months ended September 30, 2011, there was no provision for income taxes recorded.

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

Net Loss

For the nine months ended September 30, 2012, we experienced a net loss of $1,816,085, and for the nine months ended September 30, 2011 we experienced a loss of $1,667,430.

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

Basic and Diluted Net Loss per Share

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our net loss for the nine months ended September 30, 2012 was $0.02 per share and $0.02 per share for the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we have $7,274,693 of cash on hand, which we plan to utilize for working capital purposes as well as for advancing our Lima Project.  In addition we have $3,000,097 in restricted cash on our balance sheet, and we expect to receive the net proceeds of the 4% subordinated secured convertible note, totaling $2,000,000 within 30 days from the date of this filing.  While the technology we intend to utilize is currently operational at some facilities in the United States, we do not yet have an operating commercial facility, and we anticipate it will be approximately twenty-four months and thirty-seven months from the date of the project’s financing until the CCGT phase or Gas 1 phase, respectively, are constructed and operational at our Lima Energy Project. Once the first phase is completed and fully operational, we should begin to receive revenues from plant operations, but we cannot predict exactly when those revenues will start.

Net Cash Used by Operating Activities

Our primary uses of funds in operations were payments related to salary expenses, professional fees (including legal fees associated with the Third Eye financing and accounting fees), and SEC reporting costs for the nine months ended September 30, 2012 and payments related to organizational activities, salary expenses, interest expense, and SEC reporting costs for the nine months ended September 30, 2011.

Net Cash Used In Investing Activities

We did not engage in investing activities for the nine months ended September 30, 2012 or for the nine months ended September 30, 2011.

Net Cash Provided by Financing Activities

On September 24, 2012, we entered into a $35 million debt financing transaction with Third Eye, pursuant to a series of transactions among the Company, our affiliates and Third Eye. In connection with such transactions, we issued 3.6 million shares of our common stock to GEI. We used a portion of the proceeds from the debt and equity issuances for major acquisitions which included the purchase of approximately 50 million tons of Illinois basin coal resources, reserves and other mineral interests located in Indiana as previously described and the purchase of the land for the Lima Energy project.  Additionally, the proceeds will be used for site and engineering work for  the Lima Project, as well as for working capital and general corporate purposes.  Please refer to the “Net Cash Provided by Financing Activities” for the three months ended September 30, 2011 for a complete description of this financing activity.
For the comparable period in 2011, we financed our activities through advances from related parties of $130,878.

Major Acquisitions

Purchase and Sale Agreement

On September 24, 2012, Lima Energy acquired from GEI a fuel asset of approximately 50 million net tons of Illinois Basin coal located in Vigo County Indiana pursuant to a Purchase and Sale Agreement.  The purchase price was $50 million, comprised of $25 million in cash and assumed liabilities and $25 million in shares of common stock of USASF.  In connection with the Purchase and Sale Agreement, Lima assumed the obligations of GEI under: (i) a demand promissory note dated June 5, 2012 in the original principal amount of $14 million payable to the GEI Notes Agent (the “First GEI Note”), (ii) a demand promissory dated September 24, 2012 in the original principal amount of $11 million payable to the GEI Notes Agent (the “Second GEI Note” and together with the First GEI Note, the “GEI Notes”), (iii) the Mortgage, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement by GEI in favor of the GEI Notes Agent, effective June 5, 2012, which was superseded by the First Lien Mortgage (as defined below), and (iv) certain other loan documents ancillary to the First GEI Note and the Second GEI Note. The GEI Notes were payable on demand and were repaid by Lima on September 24, 2012, as described herein under “Note Purchase Agreement”.

Cash Position and Outstanding Indebtedness

Our total indebtedness at September 30, 2012 was $29,921,033, consisting of current liabilities (accounts payable, advances from related parties and accrued salaries for previous periods) of $1,875,019 and long term liabilities related to the Note Purchase Agreement of $28,046,014.We have amortized the closing fee and placement fee of $750,000 each over the life of the loan..   At September 30, 2012, we had current assets of $10,372,262 consisting of $7,274,693 in cash, $3,000,097of restricted cash and $97,472 in prepaid expenses. We had long term assets of $51,801,183 at September 30, 2012, consisting of our BOE energy assets, cash restricted for the purchase of the Lima property, which was subsequently used for that purpose on October 26, 2012, and site work at the Lima Project.

Contractual Obligations

During the nine months ended September 30, 2012, the Company repaid  three convertible promissory notes to an unrelated third party totaling $135,250.  The Company entered into the Note Purchase Agreement, the Unit Purchase Agreement, and the Royalty Agreement as more fully described above.

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

As of the date of this filing of this report on Form 10-Q for the period ended September 30, 2012, we have completed a $35 million debt financing transaction with Third Eye as more fully described elsewhere in this report.  While we have commitments for a total of $70 million in reserve equity to assist in both our project capital requirements and working capital requirements, we do not plan to utilize this reserve equity at this time.  This total of $70 million in reserve equity funding is comprised of up to $20 million from Kodiak Capital Group LLC (“Kodiak”) and up to $50 million from AGS Capital Group LLC (“AGS”), as described more fully elsewhere in our annual report on Form 10-K for the year ended December 31, 2011.  When available, reserve equity may be used as follows:  $10 million to advance the Lima Energy project site, engineering and permit work, $10 million to advance the Cleantech Energy site, engineering, licensing and permit work, and the balance of $46 million for general corporate purposes.

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

On October 21, 2011, we signed an engagement letter with an unrelated third party to act as an advisor and provide investment banking services including arranging a bond or note financing based on the BOE energy asset in the amount of $400 million, which will be used to advance USASF projects and provide general growth capital for the Company.

On January 12, 2011, we entered into a non-binding term sheet with Socius CG II, a subsidiary of Socius Capital Group, for a commitment of up to $10 million in equity capital contingent upon our listing on the NASDAQ stock exchange for which we intend to apply.

We intend to finance a significant amount of the costs of these projects through a mix of equity and debt. The debt is expected to consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt.  We will require substantial capital resources to fund the project costs related to our development and construction plan. Our ability to obtain adequate funding for our development and construction plan as well as for our working capital needs will depend on a variety of factors and cannot be guaranteed. We intend to focus on the S-1 $100 million equity raise on file with the SEC together with proceeds from the $400M BOE energy asset-based bond issue to support construction financing for the Lima Energy Gas 1 phase as well as the $70 million reserve equity capital.  We will then turn to the $470 million of Ohio Air Quality Development Authority bonds. While we have substantially completed the draft documentation for the Oho Air Quality Bonds, including the Offering Memorandum, Trust Agreement, Mortgage Security Agreement, and Deposit Account Pledge and Control Agreement, we have shifted the timing for the placement of the bonds due to our plan to utilize equity capital first.  We believe that this strategy will make the placement of the debt a more efficient process.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T.  CONTROLS AND PROCEDURES

As of September 30, 2012, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Our controls and procedures provide for full flow of information to Company management, especially to the Chief Executive Officer and Chief Financial Officer, and our evaluation shows we are able to meet our reporting obligations under the Exchange Act Rules stated above. While our disclosure controls and procedures are effective, we recognize that continued improvement is desired in the areas of management oversight, control of documentation being produced, and review of such control documentation when it is produced.  A policy and procedure directive has been established to seek improvement in this area.

There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently involved in any legal proceedings.  However, we may, from time to time, become a party to legal actions and other proceedings in the ordinary course of our business.

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 24, 2012, the Company issued 2,500,000 shares of common stock for $25,000,000, pursuant to the Purchase and Sale Agreement dated September 24, 2012 by and among the Company, Lima Energy Company, and GEI.

On September 24, 2012, the Company issued 1,100,000 shares of common stock for $11,000,000 pursuant to a subscription agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

No.	Description

4.1+
Note Purchase Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company, Third Eye Capital Corporation as administrative agent, and the holders of notes party thereto, dated as of September 24,
2012

4.2+
First Lien Parent Guaranty by and between USA Synthetic Fuel Corporation and Third Eye Capital Corporation,
as administrative agent for the holders of notes under the Note Purchase Agreement, dated September 24, 2012

4.3+
First Lien Subsidiary Guaranty by and among Cleantech Energy Company, Cleantech Corporation, and Third
Eye, as administrative agent for the holders of notes under the Note Purchase Agreement, dated September 24,
2012

4.4+
Royalty Agreement by and between Lima Energy Company, Third Eye Capital Corporation, as administrative agent for certain royalty investors, and the royalty investors from time to time party thereto, dated as of
September 24, 2012

4.5+
Unit Purchase Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company, Third Eye
Capital Corporation as administrative agent, and the unit purchasers party thereto, dated as of September 24,
2012

4.5A*	First Amendment to Unit Purchase Agreement, October 2, 2012

4.6+
Second Lien Parent Guaranty by and between USA Synthetic Fuel Corporation and Third Eye Capital
Corporation, as administrative agent for the unit purchasers under the Unit Purchase Agreement, dated
September 24, 2012

4.7+
Second Lien Subsidiary Guaranty by and among Cleantech Energy Company, Cleantech Corporation, and Third
Eye, as administrative agent for the unit purchasers under the Unit Purchase Agreement, dated September 24,
2012

4.8+	Registration Rights Agreement by and between USA Synthetic Fuel Corporation and Strative Capital, Ltd., dated as of September 24, 2012

4.9+
First Lien Security Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company,
Cleantech Energy Company, Cleantech Corporation, and Third Eye Capital Corporation as administrative agent to the holders under the Note Purchase Agreement, dated September 24, 2012

4.10+
Second Lien Security Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company,
Cleantech Energy Company, Cleantech Corporation, and Third Eye Capital Corporation as administrative agent to the investors under the Unit Purchase Agreement, dated September 24, 2012

4.11+
Intercreditor and Subordination Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company, Global Energy, Inc., Cleantech Energy Company, Cleantech Corporation, Harry H. Graves and Third
Eye Capital Corporation as administrative agent to the first lien secured parties under the Note Purchase
Agreement, Third Eye Capital Corporation as administrative agent to the second lien secured parties under the Unit Purchase Agreement, and Third Eye Capital Corporation as administrative agent to the third lien secured parties, dated September 24, 2012

4.12+
Subordination Agreement by and among Lima Energy Company, Global Energy, Inc., and Third Eye Capital
Corporation as administrative agent to the investors pursuant to the Unit Purchase Agreement, dated as of
September 24, 2012

10.1+	Purchase and Sale Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company and Global Energy, Inc., dated as of September 24, 2012

10.2+	Employment Agreement by and between USA Synthetic Fuel Corporation and Steven C. Vick, dated September 24, 2012

10.3+	Employment Agreement by and between USA Synthetic Fuel Corporation and Harry H. Graves, dated September 24, 2012

10.4++	Real Estate Acquisition and Development Agreement by and between The City of Lima, Ohio and Lima Energy Company, dated October 26, 2012

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.

+	Incorporated by Reference from Registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2012

++	Incorporated by Reference from Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2012	USA SYNTHETIC FUEL CORPORATION

By: /s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

By: /s/ Harry H. Graves
Name: Harry H. Graves
Title: Chief Financial Officer