Form 10-K
period 2012-12-31
USA Synthetic Fuel Corp
filed 2013-04-15
CIK 1487920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☐Accelerated filer ☐ Non-accelerated filer ☐  Small Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter, or June 30, 2012 as quoted on the OTCQB was $6,555,533.    For purposes of this computation, all executive officers, directors and beneficial owners of 10% or more of our common stock are considered to be affiliates.

As of April 10, 2013, there were 80,682,390 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

USA SYNTHETIC FUEL CORPORATION
2012 ANNUAL REPORT ON FORM 10-K

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

Our Company

USA Synthetic Fuel Corporation (“USASF” or the “Company”) is an environmental energy company focused on low cost clean energy solutions from the deployment of proven Ultra Clean Btu Converter technology.  USASF is a development stage company and, as of December 31, 2012, had $2,996,312 of cash on hand, and $3,001,609 of restricted cash and no inception to date revenues.  We intend to build, own and operate synthetic fuel production facilities, to convert lower value, solid hydrocarbons such as coal, renewables and petroleum coke (“petcoke”) into higher value, environmentally cleaner energy sources.  These solid hydrocarbons are one class of feedstock that may be used in Ultra Clean Btu Converters in order to produce synthetic gas (“SG”) that can then be further processed into ultra clean synthetic fuel products such as synthetic liquid fuels (including ultra clean synthetic crude and liquid transportation fuels such as diesel, gasoline and jet), synthetic natural gas, hydrogen or electric power.  We initially intend to focus on production of ultra clean synthetic crude.  For the purposes of this annual report on Form 10-K, hereinafter the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably in the remainder of the annual report on Form 10-K.

For this discussion, the terms “lower value” and “higher value” refer to the approximate market cost of the sources on a barrel of oil equivalent basis, which equals an equivalent energy content basis of 5.8 million British thermal units.  For “lower value” feed sources like coal or petcoke, this market cost is in the range of approximately $4.87 - $10.14 per barrel of oil equivalent.  As examples of “higher value” energy sources, synthetic natural gas has a current market cost of approximately $24.15 and projected market cost of $40.31 per barrel of oil equivalent, and liquid transportation fuels have a market cost of approximately $142.61 per barrel of oil equivalent.  The produced energy sources such as synthetic natural gas and liquid transportation fuels are considered to be “environmentally cleaner” compared with the coal or petcoke feed sources because they produce significantly reduced emissions of materials of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petcoke.

Sulfur and other contaminants in solid hydrocarbon create emissions when combusted.   The United States Environmental Protection Agency has established New Source Performance Standards limits on coal combustion stack emissions of criteria pollutants, including sulfur, particulate and nitrous oxide.  These limits are established with consideration of the age of the technology.  Similarly, there are New Source Performance Standards limits on the combustion of natural gas in stationary combustion turbines.  Also, the Environmental Protection Agency is increasingly tightening the limits on automotive emissions (diesel fuel, for example has a current sulfur limit of 15 parts per million).  In a catalytic manufacturing process for the manufacture of synthetic natural gas and synthetic liquid transportation fuels (also known as Fischer Tropsch fuels, FT Liquids, etc.), sulfur is an unacceptable poison that is harmful to the catalyst.  Therefore, sulfur must be removed from the synthetic gas feedstock to the synthetic natural gas or synthetic liquid transportation fuel conversion unit to very low, single digit parts per billion levels before the synthetic gas is introduced into that process unit.  Parts per billion is on the order of one thousand times lower than the parts per million allowed by current Environmental Protection Agency regulations.  Consequently, it is inherent in the manufacturing process that synthetic fuel products will be “environmentally superior” to conventional fuels and certainly to the conventional combustion of fossil fuels.  We believe this characterization is reasonable.  An example of environmentally superior fuels was provided by Rentech, Inc. in a public presentation to the State of Wyoming, Office of the Governor, on April 14, 2005, entitled “The Economic Viability of an FT Facility Using PRB Coals”, where studies by National Renewable Energy Laboratory and Southwest Research Institute showed that automotive emissions of FT Diesel fuel significantly reduced:  42% less hydrocarbon, 33 % less carbon monoxide, 9 % less NOx, and 28% less particulate matter compared to emissions from conventional petroleum based diesel fuel.  A discussion of the lower emissions profile of a synthetic gas fueled power plant (the Wabash gasification facility) versus a traditional coal derived power plant also is included in “Clean Coal Technology:  The Wabash River Coal Gasification Repowering Project, An Update” by the U.S. Department of Energy, Topical Report Number 20, September 2000.

Based on the knowledge, expertise and operational experience of our technical and management team, as well as our focus on gasification technology as a business, we believe we have the team in place to become an experienced gasification and alternative energy company.  The Company will utilize the knowledge, expertise and operational experience base of its management and technical team in addition to licensing third party technology rights in order to develop its projects in the United States and to market cost-competitive products such as synthetic fuel products, The Company will seek to secure profitable off-take agreements and to operate its projects such that its product sales will produce attractive returns and cash flows, thereby creating shareholder value.

USASF has entered into agreements and acquired major project and solid hydrocarbon Energy Assets to launch its integrated business strategy to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations.  The Lima Energy Project and the Cleantech Energy Project (both described more fully below) are being developed to produce a total of up to 38.6 million Barrels of Oil Equivalent (“BOE”) of synthetic fuel products annually, or 8.0 million BOE and 30.6 million BOE, respectively, as well as some generation of electric power for export from the Lima Energy Project.  Our strategy is to be an integral part of United States energy policy aimed at energy independence while, at the same time, providing for the ethical stewardship of the earth and its resources and creating shareholder value.  It is management’s belief that we were among the first in the gasification and energy industries to advocate for carbon capture and storage of carbon dioxide (“CO2”) at our facilities.  While we cannot guarantee complete success in our carbon capture and storage plans, to the extent possible, we intend to bring pre-combustion carbon capture and storage technology to our projects in the United States.  USASF will launch its integrated business strategy to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations with the following major assets:

Lima Energy Project

On June 11, 2010, the Company acquired from Global Energy, Inc. (“GEI”), a related party, all of the outstanding stock of Lima Energy Company (“Lima Energy”), the project company for the Lima Energy Project.  GEI is considered a related party to the Company since our chairman of our board of directors, Harry H. Graves, is also an executive officer and is beneficial holder of 44% of the stock of GEI.  In exchange for Lima Energy stock, the Company paid GEI $6.4 million which represents the book value of construction-in-progress at that date, and GEI retained a 50% net cash flow interest in Gas 1, the first phase of the Lima Energy Project.  Payment of this consideration was made with a senior secured note to GEI dated as of June 11, 2010, as amended (the “Note”).  The Note carried a 7% per annum accrued interest, which was payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or September 30, 2011.  The Company cleared the Note balance on September 30, 2011 through the issuance of 1,004,356 shares of the Company’s common stock to GEI.  The Company recognized an impairment charge of $6.4 million for the year ended December 31, 2010 as the investment was considered impaired by the Company’s management due to a result of a delay in project funding.

On October 26, 2012, Lima Energy Company, entered into a Real Estate Acquisition and Development Agreement pursuant to which Lima Energy purchased 63 acres of land from the City of Lima, Ohio, (the “Property”) on which it is constructing an environmental energy park with synthetic fuel production facilities. The purchase price was $1.5 million.  In connection with the acquisition, Lima Energy agreed that certain funds will be contributed to a non-profit entity over the term of the Agreement for the benefit of long term economic development within the City of Lima. At the signing of the Agreement, Lima Energy made an initial contribution of $100,000. It will contribute $100,000 per year for the next three years, and, commencing on the second calendar year immediately following commencement of commercial operations, it will contribute annually, for 20 years, the lesser of $5.0 million or 10% of net distributable cash flow of the Lima Energy Project, as those terms are defined in the Agreement.  The City has the right to repurchase the Property for a purchase price of $1,500,000 on or after November 1, 2017, if the market value of the Property at the time of exercise of the repurchase right as shown on the real property tax duplicate of County of Allen, Ohio is less than $2,500,000.  Upon the City’s delivery of written notice to the Company of its exercise of its right to repurchase the Property, and delivery of the purchase price of $1,500,000, title to the Property shall revert to the City. The right of the City to repurchase the Property shall automatically terminate on the earlier to occur of the following: (i) the date the Company provides to the City reasonable evidence that the market value of the Property shown on the real property taxes duplicate of the County of Allen, Ohio, equals or exceeds $2,500,000 or (ii) November 1, 2020.

The Company believes this long anticipated land purchase unifies the Lima Energy Project as it now moves forward with further site development following the groundbreaking on its Technology Innovation Center located at our site in Lima, Ohio. The project site has had initial site development and construction work done, resulting in 100,000 square feet of engineered concrete. To further the work at the Lima Energy Project site, on November 16, 2012, the Company entered into an agreement with an unrelated third party to provide site preparation services to our Lima Energy Project.  The contract provides a price not to exceed $1,782,500 and it is expected that the services will be completed by July 1, 2013.  The Company has the right to suspend work under the contract at its sole discretion.  In addition, on December 1, 2012, the Company entered into a Design-Build Contract with an unrelated third party to provide design and construction services for the Technology Innovation Center.  The cost of the work for this Phase I is $2,000,000.  The parties may amend the contract at any time to include the additional phases of the Lima Energy Project.  The total cost of constructing the Technology Innovation Center is estimated at $9.5 million.  The Company may suspend, delay or interrupt the work in whole or in part for such period of time as the Company may determine.

The project also has benefited from indirect funding of about $70 million by city, state and federal sources for supporting infrastructure. In total, Lima Energy now owns a major fuel asset and has benefited from significant direct and indirect capital investments. Lima Energy will seek to complete site development and construction with anticipated bond proceeds as more fully described below in “Future Capital Requirements.”

The Lima Energy Project is being developed in two phases:  Gas 1, and Gas 2, which combined are being designed to produce 8.0 million Barrels of Oil Equivalent ("BOE") per year of synthetic fuel products, initially concentrating on the production of ultra clean synthetic crude. The project costs for these two phases of the Lima Energy Project are expected to be approximately $497 million (Gas 1) and $1,020 million (Gas 2) for a total for both phases of approximately $1.517 billion.  Note that project costs include capital, engineering, procurement and construction (“EPC”) and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.

The Lima Energy Project was fully permitted and the initial contracts awarded for certain site preparation work and foundation work, which began in 2004 and 2005. The Lima Energy Project received a Permit to Construct from Ohio Environmental Agency in March 2002.  The project also received a Certificate of Need and Environmental Compatibility from the Ohio Power Siting Board, an arm of Public Utility Commission of Ohio in May 2002.  The project was issued a Stormwater Construction permit by Ohio EPA in February 2005.  These are the only permits affecting the ability of the Lima Energy Project to engage in field construction.  The project was issued a technology license for the gasification process by Gasification Engineering Corporation, a related party, in April 2003, which was subsequently novated to ConocoPhillips upon their purchase of the technology in July 2003.  As time and the Lima Energy Project scope have evolved, we are modifying the permits to reflect current regulatory requirements.

We expect to commence commercial operation of Gas 1 within approximately twenty-four to thirty-seven months from the date of Gas 1 project financing. Successful financing of this phase will enable us to continue field work on both phases while facilitating financing for Gas 2. Lima Energy has been seeking financing for the Lima Energy Project since 2006.  The economic downturn commencing in 2007 has provided challenging circumstances for the Lima Energy Project financing.  However, management completed a $35 million investment transaction in the third quarter 2012 that has provided substantial growth capital to enable the Company’s business plan to accelerate. The transaction is more fully described elsewhere in this Annual Report on Form 10-K.

Indiana BOE Energy Asset

To further the Company’s integrated business strategy to control its solid hydrocarbon feed supply and costs, on September 24, 2012, Lima Energy acquired an approximately 200 million BOE Energy Asset  consisting of approximately 50 million net tons of Illinois Basin coal located in Vigo County Indiana from GEI pursuant to a Purchase and Sale Agreement between Lima Energy and GEI. The Indiana asset represents a 50-year fuel supply for Lima Energy Gas 1 and will serve as a hedge against short term fuel supply contracts. The purchase price was $50 million, comprised of $25 million in cash and assumed liabilities and 2.5 million shares of common stock of USASF at $10 per share. The carrying value of the asset on the Company’s books is shown as $25,568,863 which reflects the $25 million in cash and assumed liabilities and associated acquisition costs plus the fair value of the 2.5 million shares of common stock USASF issued to GEI which was based on the average share price of shares that were actively traded on OTC Markets on or near the date of the transaction.

In connection with the Purchase and Sale Agreement, Lima Energy assumed the obligations of GEI under: (i) a demand promissory note dated June 5, 2012 in the original principal amount of $14 million payable to the GEI Notes Agent (the “First GEI Note”), (ii) a demand promissory dated September 24, 2012 in the original principal amount of $11 million payable to the GEI Notes Agent (the “Second GEI Note” and together with the First GEI Note, the “GEI Notes”), (iii) the Mortgage, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement by GEI in favor of the GEI Notes Agent, effective June 5, 2012, which was superseded by the First Lien Mortgage, and (iv) certain other loan documents ancillary to the First GEI Note and the Second GEI Note. The GEI Notes were payable on demand and were repaid by Lima Energy on September 24, 2012, as described herein under “Note Purchase Agreement”.  Third Eye Capital Corporation holds the mortgage on the property, as more fully described herein under “Note Purchase Agreement” and “Unit Purchase Agreement.”

Cleantech Energy Project

This project is being developed by our subsidiary, Cleantech Energy Company.  The Cleantech Energy Project is an Ultra Clean Btu conversion project that is being designed to produce 30.6 million BOE/year of synthetic fuel products, initially concentrating on ultra clean synthetic crude, and capture and fully utilize the CO2 produced during the manufacturing process. The project cost for this Cleantech Energy Project is expected to be approximately $2.3 billion.  Note that project costs include capital, engineering, procurement and construction (“EPC”) and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.  Financing for this project has not yet been secured.  The Cleantech Energy Project will be located in Wyoming, and we plan to use the adjacent Energy Asset of approximately 1.02 billion BOE of solid hydrocarbons described below under “Wyoming BOE Energy Asset.”  Engineering, technology licensing, and permit planning for this facility currently are ongoing.

If we are not able to receive commercially feasible quantities of the solid hydrocarbon from this Energy Asset, a negative impact on the Cleantech Energy Project may result.  Cleantech Energy Company plans to engage a contract production company to permit, finance, own and operate a facility to extract the solid hydrocarbon and deliver it to Cleantech Energy Company.  The third party solid hydrocarbon production operation, once permitted by the State of Wyoming, will essentially be a surface mining operation.  There are three seams of solid hydrocarbon, each overlain by overburden soil of varying depths – ranging from zero to over 100 feet.  The method and sequencing of overburden removal and stockpiling will be developed by the production company and described in detail in its application to the State of Wyoming.  While the initial operation of the facility will utilize the shallowest seam of coal, the production plan will seek to avoid or minimize repeated handling of overburden, and to optimize production of all seams in a given area methodically and optimally across the over 8,600 acre leasehold. As the facility currently is planned to be located at a suitable location within the leasehold site area, transport of solid hydrocarbon to the facility will most likely be by conveyor, backed up by large capacity truck, as appropriate.  Our current plan calls for feedstock to be delivered into covered structures in accordance with state requirements, for weather protection and to facilitate blending for optimum feedstock composition. We have not yet identified or engaged a contract production company to permit, finance, own and operate a facility to extract the solid hydrocarbon and deliver it to the Cleantech Energy Project.  Preliminary discussions with potential production companies have indicated an estimated extraction cost of between $7.50 and $10.00 per ton for the Powder River Basin coal of the solid hydrocarbon Energy Asset.  This is consistent with the $9.23 per ton and $10.68 per ton costs for extraction of Powder River Basin coal as reported by Arch Coal, Inc. in its press releases announcing its results for the second quarter of 2010 and third quarter of 2011, respectively(52, 53).  This is an estimate only, and we cannot guarantee that the extraction costs we incur will be consistent with this estimate.

Wyoming BOE Energy Asset

The Cleantech Energy Project will be located in Wyoming, and we plan to use our adjacent Energy Asset of approximately 1.02 billion BOE of solid hydrocarbons.  On June 18, 2010, Cleantech Energy Company purchased the Energy Asset from Interfuel E&P Ltd. pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd, an unrelated party, and Cleantech Energy Company.  Interfuel E&P Ltd. is a private company with shareholders from Europe, North America, and Asia Pacific regions.  Mr. Graves, the Company’s Chairman, is a 17% shareholder in Interfuel E&P Ltd.   Cleantech Energy Company issued 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.   In future periods when the BOE asset is utilized in the gasification process, Cleantech Energy Company will record an expense of $0.70 per BOE with a corresponding increase in the Company’s paid in capital.  Once commercial operations have begun, the preferred stock will earn a 5% annual dividend, commencing on the commercial operations date, payable on a quarterly basis. Annual redemptions of preferred stock will be dependent on the net income of Cleantech Energy Company.  Provided there is net income in a given year, Cleantech Energy Company has the option to redeem such amount of preferred shares that is equal to not less than 7% and not more than 10% of net income in that year. Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time, or, at the option of Cleantech Energy Company, may be converted to Cleantech Energy Company’s common shares, according to this formula:  for every one percent (1%) of the original estimated value of preferred shares (1,020,058,000 BOE X $.70=$714,040,600) that is remaining at that time, Interfuel E&P Ltd. will be entitled to one-half of one percent (0.5%) of common shares then issued and outstanding in Cleantech Energy Company. Additionally, Cleantech Energy will pay $70 million to Interfuel E&P Ltd. upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production.  In the event Cleantech Energy Company does not commence construction of the Cleantech Energy Project by June 18, 2013, as extended by the parties,  Interfuel E&P Ltd. may terminate the contract resulting in an unwinding of the transaction whereby Cleantech Energy Company would re-convey the Energy Asset to Interfuel E&P Ltd., which then would return the preferred shares to Cleantech Energy  Company.  While we believe the parties intend to mutually extend the agreement if necessary, we can give no assurances of that or that the construction of the Cleantech Energy Project will commence by this deadline and, as a result, we may not be able to receive commercially feasible quantities of the solid hydrocarbon which may result in a negative impact on this project. The parties have further agreed that this asset may serve as collateral for a $440 million planned bond transaction as more fully described elsewhere in this document, in which case, upon payment of $28 million of the $70 million due to Interfuel E&P Ltd., Interfuel E&P Ltd. will allow the debt capital provider to hold a first security position on the asset and will remove the milestone schedule dates for construction and operations of the project.

The Company believes this solid hydrocarbon Energy Asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin coal. Mobil Mining and Minerals Company, which is not a related party to, and has no overlapping ownership interests with, either USASF or GEI, held the rights to the BOE Energy Asset and conducted the exploratory drilling during the time period from 1974 through 1981.  Mobil Mining and Minerals Company, a subsidiary of Mobil Corporation until its divestiture in 1996, was engaged in the business of mining and selling minerals including coal, phosphate rock, and fertilizers as well as sulfur recovered from Mobil Corporation’s operations.   At that time, Mobil Corporation (the parent company) was the second largest U.S. oil producer, behind Exxon Corporation.  Mobil Corporation and Exxon Corporation merged forming Exxon Mobil Corporation on November 30, 1999 in a transaction that valued Mobil Corporation at approximately $80 billion.  Because Mobil Mining and Minerals Company was a subsidiary, specific information on it is not readily available.  In the late 1970s and early 1980s, it owned leases on approximately 8,600 contiguous acres in the Johnson County, Wyoming portion of the Powder River Basin coal region.  Powder River Basin coal has classical sub-bituminous characteristics.  The State of Wyoming owns all coal resources and leases them to companies.  The lease represents a right to produce the coal.  Once the coal is produced, it is owned by the leaseholder or their designee.  Mobil conducted an assessment of the holding between 1974 and 1981, drilling over 400 holes spread across the acreage.  Those drilling records include a report characterizing the coal deposits.  These drill holes provided representative data on the aerial extent, depth and thickness of the three primary coal seams (Healy, Cameron, UCross), as well as proximate and ultimate analysis of representative samples from each seam.    Sometime after the drilling program, Mobil Mining and Minerals Company elected to divest these holdings, and Stoltz, a private investor, acquired the leases from Mobil Mining and Minerals Company.

GEI acquired the leases from Stoltz who indicated, at that time, their belief that a maximum of 694.9 million gross tons, and most likely 521.0 million potentially recoverable tons, of Powder River Basin coal could be produced from the total acreage.  After Global Energy, Inc. acquired the leases from Stoltz, it commissioned Weir International, Inc. to prepare an updated, more definitive, report of the holdings and recoverable resources.  GEI made the drilling records available to Weir International, Inc. who prepared maps of each seam, depicting drill-hole location, depth, and seam thickness.  Drill hole density, used to delineate these seams and construct the isopach maps, was approximately 24.6 acres for Healy, 29 acres for Cameron and 49 acres for UCross.  Weir International, Inc. utilized all of the drill logs for the holes and topographical maps with approximate locations of the drill holes for the study area provided by GEI.  In addition, they also reviewed public information on the general geology of the area, and acquired topographic maps in appropriate computer format for use in locating outcrops of the seams and to create offset boundaries for streams and highways.  The available data for all of the drill holes was compiled into a database suitable for modeling using detailed computer software typically utilized by Weir International, Inc.  The database was analyzed by the computer software and used to develop a geological model of the Healy, Cameron and Ucross seams.  They then prepared seam structure and coal thickness maps based on the geological model, and from that, determined the average thickness and coal quality for the Healy, Cameron and Ucross seams.  Weir International, Inc. determined that the Healy, Cameron and Ucross seams had average thicknesses of 25.2 feet, 7.6 feet, and 27.6 feet, respectively.   We believe the computer generated isopach maps are more precise than those produced in the 1980’s.  From these data, Weir International Inc. maps depict gross and net isopleths across the property for each seam.  These maps are typical of those used by mining companies to assess deposits.  Weir International, Inc. used the U.S. Geologic Survey Circular 891 (1983) to classify the estimated resources, conservatively considered areas that most likely would not be mined, such as proximity to public roads and property boundaries, and utilized a 92 % recovery factor to estimate the potentially recoverable resources.  The Weir International, Inc. report concludes that there are actually over 711 million tons in place, but that 402 million tons should be taken as the conservative potentially recoverable resource amount.  Ownership of the coal leases was subsequently transferred from GEI to Interfuel E&P Ltd.  The Weir International, Inc. report formed one basis of the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd and Cleantech Energy Company.

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

Based upon these data, we believe this solid hydrocarbon Energy Asset consists of over 711 million tons of in place resources of which 402 million tons of PRB coal are potentially recoverable resources.  While it remains to be seen how much more coal can be produced above the 402 million net tons, we and Interfuel E&P Ltd. are in agreement that, based on the Weir International Inc. report, the 402 million net ton basis represents a conservative value and is the correct one to use. The 1.02 billion BOE described elsewhere in this annual report on Form 10-K equals the energy content of the net tons of PRB referred to here. Energy Asset This approximately 1.02 billion BOE of solid hydrocarbons represents a 25 year, low cost feedstock supply for the Cleantech Energy Project.  Additionally, because the Cleantech Energy Project is adjacent to the solid hydrocarbon Energy Asset, transportation expenses would be minimized for this project, resulting in an additional economic advantage for the Cleantech Energy Project.

We do not own proven or probable reserves in connection with any of our projects or our BOE Energy Assets in Indiana or Wyoming, nor do we know if it is commercially feasible to receive a sufficient quantity of BOE from our solid hydrocarbon Energy Asset to support the development and operation of our projects.  Construction of the Cleantech Energy Project will depend, in part, upon our confirmation that it is economically feasible to extract a sufficient quantity of BOE from the solid hydrocarbon Energy Asset in Wyoming and upon future delivery of the solid hydrocarbon Energy Asset to support the development and operation of that project. If we determine that we will be unable to extract a sufficient quantity of BOE from the Energy Asset or if we are unable to receive a sufficient quantity of solid hydrocarbons from this Energy Asset to justify the construction of the Cleantech Energy Project, we may decide to redesign, relocate, develop alternate feedstock supplies, delay, or elect not to proceed on the development of this project.  Furthermore, if we determine that it is not commercially feasible to receive our solid hydrocarbon Energy Asset, we may be required to write off the value of the asset on our consolidated financial statements that could have a material adverse effect on our business.

The Technologies

Gasification processes, methanation processes for production of synthetic natural gas, catalytic processes for the production of synthetic liquid fuels such as diesel, gasoline and jet, and Integrated Gasification Combined Cycle (“IGCC”) production processes are proven processes.  Gasification has been in world-wide commercial use for more than 50 years, (1), (2) and world gasification capacity has grown to 56,238 megawatt thermal of synthetic gas output.(3) In its 2004 Survey, the Department of Energy stated, “the reason for this long-term and continuing growth is clear: modern, high temperature slagging gasifiers have the ability to convert low value feedstocks into higher value products - chemicals, fuels and electricity - while meeting the most demanding environmental standards for air emissions, solids, water use and CO2 removal from the product gas.”(4)

By converting low cost, solid hydrocarbon feeds into higher value products, these technologies have distinct cost advantages and pricing stability over traditionally sourced liquid or gas fuels, such as petroleum derived fuels or natural gas.  According to the United States Energy Information Administration’s 2010 Annual Energy Outlook, the average price of United States coal is expected to decline slowly from $1.55 per million British thermal units in 2008 to $1.44 per million British thermal units in 2035, for an average decline of 0.3 % per year over the entire period.(5)  During the same period, the price of Western United States coal is expected to increase slowly by approximately 0.5 % per year from $0.80 per million British thermal units in 2008 to approximately $1.00 per million British thermal units in 2035.(6)  According to New York Mercantile Exchange projections as of January 11, 2013,(7) the market price of natural gas is expected to range between $3.19 and $5.74 million British thermal units from 2013 to 2019, a range generally higher than the projected cost to produce synthetic natural gas via our gasification and synthetic natural gas production technologies.

Gasification products represent an economic alternative to the historically high and volatile costs of liquid and gas-based fuel sources, particularly natural gas and petroleum crude.  These technologies are flexible and have been able to convert different lower value solid hydrocarbon fuel sources with relatively stable price structures into various higher value energy products, which are environmentally superior to the original fuels. The produced energy sources such as synthetic natural gas and liquid transportation fuels are considered to be “environmentally superior” compared with the coal or petcoke feed sources because they produce significantly reduced emissions of materials of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petcoke.  We believe that the most significant application of gasification is the conversion of coal and petcoke into alternate energy sources at costs that compare favorably to current market prices for natural gas.

Of equal importance is our belief that gasification projects address the environmental concerns associated with traditional carbon-based fuel sources, particularly coal. The environmental benefits result from the capability to produce energy with extremely low sulfur oxides, nitrogen oxides, and particulate emissions compared to burning coal and other solid fuels in conventional boilers. Gasification also addresses concerns over the atmospheric buildup of carbon dioxide. Through gasification and downstream precombustion gas cleanup processes, we believe that carbon dioxide can be captured more cost-efficiently than in conventional coal power systems. The carbon dioxide then can be compressed and injected into deep saline aquifers or other secure geologic formations or used for enhanced oil recovery projects.

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

Our Markets

We intend to sell synthetic liquid fuels (including ultra clean synthetic crude and liquid transportation fuels such as diesel, gasoline and jet) into appropriate markets.   We intend to sell the ultra clean synthetic crude directly to refinery operations while the liquid transportation fuels are intended to go into the transportation fuels markets, especially targeting the Department of Defense supply requests.  We also intend to sell pipeline quality synthetic natural gas into the domestic natural gas market.  We believe the production of hydrogen from the gasification of solid hydrocarbon will have ready acceptance in the emerging automotive and fuel cell markets and we may decide to produce and sell hydrogen in the future if this market or national priorities develop further.  Natural gas is an abundant, clean-burning fuel used primarily as a fuel for residential use (heating, air conditioning, cooking, etc), to produce chemicals, to generate electricity, and to heat buildings while ultra clean synthetic fuel, diesel, gasoline and jet are major components of the transportation fuel industries.

Our Business Strategy

Our goal is to be the leader in the construction, ownership and operation of environmentally responsible Ultra Clean Btu Converters and synthetic fuel production facilities in the United States.  We believe that development of domestic solid hydrocarbon resources in an environmentally responsible format is an essential part of our national energy goal of reducing dependence on foreign sources of energy. In order to achieve this goal, we intend to:

•	Finance and complete our near-term major gasification projects.
•	Operate our facilities to maximize the environmental benefits of the Ultra Clean Btu Converter and synthetic fuel production processes.
•	Implement effective carbon capture and storage systems.
•	Enter into long-term off-take agreements and commercial merchant opportunities.
•
Utilize the knowledge, expertise and operational experience of our management and technical team in addition to licensing third party technology rights in order to bring our projects to commercial operation.

•	Leverage our fuel sourcing capabilities to efficiently capitalize on the feedstock flexibility of our projects.
•	Expand our commercial product offerings over time to capitalize on the conversion flexibility of our Ultra Clean Btu Converter and synthetic fuel production facilities.
•
Construct, own and operate additional Ultra Clean Btu Converter and synthetic fuel production projects, including large scale facilities to produce synthetic ultra clean liquid fuels products, synthetic natural gas, electricity and other products where appropriate.

Competitive Strengths
We believe the Ultra Clean Btu Converter and synthetic fuel production technologies the Company intends to utilize together with the knowledge, expertise and operational experience of our management and technical team give us several potential competitive strengths in the liquid fuels, natural gas and electricity markets, including the following:

•
We believe our management and technical team has significant knowledge, expertise and operational experience of Ultra Clean Btu Converter and synthetic fuel production facilities, has been instrumental in the advancement of these technologies and has over 300 years of combined experience in the development, construction, ownership and operation of these and other energy related facilities.  We have arrived at this figure by adding up the years of relevant industrial knowledge, expertise and operations of USASF personnel and personnel we will have direct access to from GEI as needed.  As some of our personnel have peripheral experience, their years of experience have not been included.

•
We have two Ultra Clean Btu Converter and synthetic fuel production projects currently under development, the Lima Energy Project (in 2 phases) and the Cleantech Energy Project. Our management believes the Lima Energy Project represents one of the earliest commercial projects to receive the permits necessary to begin construction work on a gasification facility.

•	Our projects will use commercially proven technologies.
•
Our projects are being equipped to capture the carbon dioxide produced in the pre-combustion stage, while being designed to allow us to implement technology to separate and isolate carbon dioxide in the post-combustion stage from combustion exhaust streams when such post-combustion systems are fully developed.

•
Our projects are being designed to produce ultra clean synthetic liquid fuels (i.e., ultra clean synthetic crude, diesel, gasoline and jet) or synthetic natural gas that we believe will provide cost advantages over traditionally sourced fuel products.

•
Our projects are being designed to produce environmentally superior synthetic fuels compared to the combustion of coal or petcoke, because our fuel products produce significantly reduced emissions of materials of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petcoke.

•	Our projects are being designed to flexibly convert a broad and dynamic range of energy sources, including renewables, into a variety of different fuel outputs.
•	Our projects are able to run on a variety of abundant domestic resources, such as coal, petcoke and renewables.
•	We own 1.22 billion BOE of solid hydrocarbon Energy Assets (Wyoming and Indiana), which offer us increased feedstock flexibility as we plan our projects.

Competition

We compete with other suppliers, including utility companies, in each of our anticipated product areas of ultra clean synthetic fuel products such as ultra clean synthetic crude, diesel, gasoline, jet and SNG and electric power and H2.

Petroleum or crude oil suppliers. Competition from suppliers of petroleum or crude oil include exploration and production companies which are increasing their drilling activities around the world in conventional and unconventional areas such as deep water, tar sands and shale oil.  Such suppliers are found around the world, including in countries with governments that may be unsympathetic or hostile to the United States.

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

Utilities, independent power producers and competing power technologies. We intend to focus our business on the sale of ultra clean synthetic fuels such as ultra clean synthetic crude, diesel, gasoline, jet and SNG and not materially compete with large utilities and independent power producers which sell power in our anticipated target markets. A number of utility companies that own and operate large coal-fired generating facilities have announced that they intend to consider installation of natural gas combined cycle power generation facilities rather than continue to seek regulatory approvals for conventional coal fired power stations.  We intend to market SNG to these facilities as an alternative to natural gas.  In addition, some large utilities have publicly discussed the environmental advantages of utilizing IGCC facilities for power production and have proposed the construction of IGCC facilities. These projects are in various stages of development, and we believe that Duke Energy’s project in Edwardsport, Indiana is the farthest advanced of these utility projects.  Although such companies are currently focused on their own needs within their own service territories, they may become competitors in the independent power generation market.

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

Transportation fuel and H2 competitors. Oil production and petrochemical firms have proposed a number of new plants that have the capability to produce liquid transportation fuels, H2 and a wide range of other products. Some companies have discussed the possibility of using gasification to produce power, steam and H2 as required to support their production of oil from Canadian tar sands. Although these firms are focused on their own needs, they could reduce the available market for the products that can be produced in our gasification facilities. Some companies have publicly discussed the fact that they own and license proprietary and patented processes that convert coal into liquid fuel.

Technology and Intellectual Property

Technological flexibility and know-how

We do not depend upon any particular technology or license to operate our business and currently have no patents. Rather, we believe that the most important element of our intellectual property comes from the knowledge of our management team and technical and field personnel, consisting of know-how, art and trade secrets obtained through their many years of Ultra Clean Btu Converter and synthetic fuels production facility operational experience. For example, even though we have a license with ConocoPhillips to use the E-Gas™ gasification technology at our Lima Energy Project, there are other gasification technologies, such as the British Gas Lurgi gasification process, an alternative fixed bed gasification technology which we are investigating, and various entrained flow gasification technologies such as Shell’s entrained flow gasification technology, and General Electric Energy’s entrained flow gasification technology, which we could use at the Lima Energy Project in the event the E-Gas™ technology is unavailable to us or if we had not been able to enter into a license agreement with ConocoPhillips. Similarly, there are multiple technologies we could use for other main technology units within our planned projects such as air separation units, acid gas (sulfur) removal systems, elemental sulfur production units, particulate filtration technologies, methanation units, and Fischer-Tropsch or other catalytic technologies for transportation fuels.  Therefore, with multiple technology options from which to choose for the various technology units, we are not dependent upon any one particular technology or license to operate our business.  Once we have obtained a license for a particular technology unit, designed the process with that technology in place, built and operate the plant, we will continue to use that unit. However, even then in the event of a major problem, there are other options available to us.

We believe our management team has significant expertise in the operation of Ultra Clean Btu Converter and synthetic fuel production facilities and has been instrumental in the advancement of such technologies through the improvement of such technology and the operational process over their careers with us and other companies.  The Company’s senior management and technology team have, on a combined basis, 300 man-years of relevant industrial experience with gasification, related Btu conversion technologies and synthetic fuel production facilities.  We have arrived at this figure by adding up the years of relevant industrial knowledge, expertise and operations of USASF personnel and personnel to whom we will have direct access from GEI as needed [see the table immediately below].  As some of our personnel have peripheral experience, their years of experience have not been included.  The knowledge, expertise and operational experiences of our management team at the Wabash Gasification Facility in West Terre Haute, Indiana and the Westfield Development Centre in Fife, Scotland, in which the Company has no ownership interest, provide the Company with an experience base that, we believe, is unique within the industry. Btu conversion technology offers the United States the way to convert its abundant energy reserves of solid hydrocarbons such as coal into the more environmentally responsible realm of liquid and gaseous fuels, limiting our energy and economic dependence on foreign energy sources.

USA Synthetic Fuel Corporation Synthetic Fuel Industry Experience
Name	Position	Years of Experience and Summary
J.R. Bowden	Chairman Emeritus	48 Years • Chief Operating Officer, US Synthetic Fuels Corporation (US Government) • Conoco Division President, Bechtel Vice President • Chairman, Global Energy, Inc.
H.H. Graves	Chairman	25 Years • Founder and CEO, Global Energy, Inc. • Acquired British Gas Westfield Development Centre • Acquired Dow Gasification Technology and Wabash River Energy Gasification Facility
S. C. Vick, PhD	President, CEO, USASF
31 Years
•   Ph.D. Chemist, MIT
•   Chief Technology Officer, Global Energy, Inc.
•   Major corporation gasification and related technical investigations & business management experience
•   Environmental technology and regulations
•   Chemical, engineering & plant technical support
•   General Manager Wabash River Energy Gasification Facility

D. N. Lockwood, PE, QEP	Senior Advisor
36 Years
•   Registered Professional Engineer in three states and Qualified Environmental Professional
•   Oil industry experience, including Project Management, Prudhoe Bay Alaska Oil Field Facilities
•   Global Energy, Inc. and USASF project director, responsible for  technical and permitting of
     USASF projects

M. Musulin II, PhD	Vice President	31 Years • Ph.D. in Public Policy – Energy • Standard Oil, Old Ben Coal Co. • President of KY Coal Association
J. E. Scott	Operations Manager	55 years • British Gas development and operation of fixed bed gasification technology • Gasification site manager, Westfield Development Centre
G. Hudson	Senior Engineer	36 Years • British Gas technical and operations supervisor • Fife Energy, Ltd. Senior Engineer
A.J. Leitch, PhD	Senior Manager, Gasification Engineering	22 Years • British Gas Process Design supervisor • Process Manager
A. J. McMann	Engineering Manager	33 Years • British Gas facility and power plant engineer and supervisor
D. Herd	Operations Manager	40 Years • British Gas Gasification Operations
T. Kyle	Electrical Engineer	31 Years • British Gas and Facility Engineering
Total		389 Years Experience*
* Note: List includes only USASF team members with 10 years or more experience.

We believe that this knowledge and expertise provide us with the flexibility to select and efficiently apply the most appropriate technology for a particular project and even to improve on a particular technology in the course of its utilization. Ultra Clean Btu Converter and synthetic fuel production projects are technically complex and require considerable practical experience and institutional knowledge to effectively choose and apply the numerous available technologies to a particular project based upon a knowledge of practices and procedures developed over time. Because Ultra Clean Btu Converter and synthetic fuel production technologies have been available for many years, much of the intellectual property related to any previously issued patents is already in the public domain. As a result, there are multiple technologies available for use in connection with various types of projects. These technologies differ in a number of significant respects, depending upon the type of gasifier and feedstock to be used, the end-products which a particular facility is expected to produce and the scope of intended CO2 capture and sequestration.

As a result of the experience of our management team and technical and field personnel in operating a varied portfolio of technologies and related sub-technologies, including E-Gas™ technology for entrained flow gasifiers, British Gas Lurgi’s technology for fixed bed gasifiers, Global Environmental Ltd.’s gasification technology for fixed bed gasifiers and dry-feed entrained flow technology, we believe that we will able to choose the technology best suited for a particular project. For example, the Lima Energy Project is being designed to use the same E-Gas™ technology which is currently in use at the Wabash River facility. As a result, unlike other companies which may be more dependent upon a single technology, we believe that we will be able to address any constraints about carbon conversion efficiency, physical form of the feedstock, maximization or minimization of methane or H2 production and other considerations by picking one of many technologies in which we have developed expertise. Within the gasification and IGCC technology framework, we have developed expertise in, among other things:

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

Carbon Management Technologies, LLC (“CMT”), a related party, entered into an exclusive licensing agreement with HTC Purenergy (“HTC”), which provides that CMT’s operations will be based upon technologies licensed by HTC to CMT and upon certain technical and human resources to be provided by HTC to advance the commercialization of CMT.  Although we have no formalized, signed agreement or arrangements with CMT other than a CO2 sales agreement between Lima Energy and CMT’s subsidiary, Cambridge Resources, at this time, we believe Lima Energy will benefit from the experience of CMT in the area of carbon capture and storage (“CCS”).  While Lima Energy has this agreement with Cambridge Resources for it to purchase the produced CO2 “at the fence”, it has been over three years since the two parties have discussed how Cambridge Resources will implement its CCS and enhanced oil recovery (“EOR”) strategy.  However, while Lima Energy will have an interest in a successful CCS and EOR strategy, an agreement on such a strategy may not be necessary.  Cambridge Resources is expected to work with CMT, its parent, which has the CCS and EOR expertise, on an appropriate CCS and EOR strategy.  A definitive strategy, agreeable to both Lima Energy and Cambridge Resources, ultimately will be influenced by any new requirements placed on Lima Energy during the permit update process.  It is reasonable to anticipate that the strategy will be incorporated into the existing Lima Energy –Cambridge Resources agreement by amendment. HTC is not a related party to USASF or GEI, while CMT and Cambridge Resources are related parties to USASF and GEI.  CMT is considered a related party to USASF and GEI, as CMT is a joint venture between HTC and GEI, 44% of the stock of which is beneficially held by Harry H. Graves, our chairman of our board of directors, and since our executive officer, Dr. Steven C. Vick, is also an executive officer of CMT, while Cambridge Resources is a wholly owned subsidiary of CMT and, therefore, also is considered a related party.

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

Regulation and Environmental Matters

Our projects currently are subject to regulation by federal, state, and local authorities with regard to air and water-quality control standards and other environmental matters, and are subject to zoning and other regulation by local authorities. Environmental laws and regulations in the United States have become increasingly more stringent. Such laws generally require capital expenditures for compliance, including modifications and installation of required pollution control equipment. In addition, securing regulatory approvals for construction or modification of facilities can be a costly and time-consuming process. The environmental regulations that are generally applicable to major industrial facilities and to the development of our Ultra Clean Btu Converters and our synthetic fuel production facilities are discussed below:

•
The Clean Air Act, as amended, and state laws and regulations (including State Implementation Plans) contain requirements regarding emission standards, requirements to obtain permits, and reporting requirements that are generally applicable to our large industrial facilities and their air emissions.  It is the responsibility of the project to identify the various regulations that apply and to work with regulatory agencies to draft permits that address those requirements. These laws and regulations cover, among other pollutants, those contributing to the formation of ground-level ozone, carbon monoxide, sulfur oxides, nitrogen oxides, particulate matter (including fine particulates), mercury, and hazardous air pollutants as defined by the United States Environmental Protection Agency (“USEPA”), and carbon dioxide and other greenhouse gas constituents (collectively commonly noted as COse). Requirements to reduce Sulfur oxides and Nitrogen oxides through cap and trade mechanisms were implemented to reduce acid rain in eastern and northeastern states. Coal gasification processes and fossil and SG fueled power generating facilities may emit various levels of these pollutants and, accordingly, are subject to regulation and enforcement oversight by various governmental agencies. The power island portion of a CCGT (Combined Cycle Gas Turbine) would be the primary emission source under the Clean Air Act, which requires that installation or construction permits, as well as operating permits be obtained to ensure emissions will meet pollutant limitations. SG fueled combustion turbine generator plants are subject to different regulations than those that govern coal-fired boilers. For instance, because SG fueled turbine plants generally are able to limit hazardous air pollutants below regulatory thresholds, maximum achievable control technology regulations affecting combustion turbines may not apply. As a result of applicable regulations or changes in regulations, expenditures for appropriate pollution control technology may be required from time to time.  However, natural gas or SNG fueled combustion turbine plants (CCGT as opposed to IGCC) would be subject to emission limits more similar to natural gas fueled turbines.  Importantly, SNG production itself is actually more directly associated with the gasification portion of the facility and together they are a closed system without primary stack or vent.  As we currently intend that some of our facilities primarily focus on production of synthetic liquid fuels, in those cases there may be additional or different regulations that affect them.  As with SNG production, synthetic liquid fuel production is a closed system without primary stack or vent. Both products typically are delivered by pipeline to customers, also a closed system process.  Additionally manufacture of these products results in high quality steam production from process cooling, which is well suited to steam turbine electric power generation.  Consequently, CCGT combustion turbine power generation may not necessarily be incorporated in a facility such as these.  As such, a gasification and SNG production facility will have few emissions, and those will generally be limited to start-up, shutdown, and equipment failure types of events.

•
Future initiatives regarding greenhouse gases emissions and global warming continue to be the subject of national and international debate.  While judicial review processes has blocked implementation of certain rules, “Monitoring and Reporting” and “Tailoring” rules have been implemented.  The monitoring and reporting rule enables USEPA to collect data and information on affected plants, in order to inform its future regulation development.  The USEPA finalized a rule in September 2009 that requires monitoring and reporting of CO2 emissions at plants that emit over 25,000 metric tons per year of CO2 equivalent.  We will be subject to the monitoring and reporting requirements of this rule. The greenhouse gas tailoring rule took effect in July 2011 and adds CO2e constituents to the Prevention of Significant Deterioration and New Source Review permit evaluation process for establishing emission limits for permits.  The “tailoring rule” which begins to tighten CO2 emissions, incrementally tailors the requirements to the magnitude of emissions. Here, plants emitting over 25,000 tons per year of CO2 will be required to obtain a new permit or modify their existing Title V permit.  Plants with lower emissions will be addressed later.  The relevant combined CO2 and CO2e threshold is 100,000 metric tons per year, a level that major scale facilities, such as ours, would normally exceed unless strategies such as enhanced oil recovery (EOR) or storage and sequestration, which are included in our plans, are employed. In early August of 2010, the agency proposed a new regulation, expected to take effect in the next couple of years, that requires states to revise their implementation plans to address CO2 more comprehensively.  While regulation of CO2 is formative, all plants of the size of ours, likely will have requirements imposed at some time, possibly in the near term.  Natural gas fueled power plants (CCGT) are significant sources of CO2 emissions. Therefore, if and when we elect to install a CCGT based power facility, any mandated federal or state greenhouse gas reductions or caps on CO2 emissions or other such regulation could have a material impact on our facilities in the future, absent implementation of an effective CCS program.   While the United States Congress has not yet passed legislation to further regulate greenhouse gases, the Federal Administration has recently signaled that the subject of greenhouse gases is on its agenda for its next term beginning in 2013.  However, political debate, including those linked to the recent resignation and eventual replacement of the USEPA Administrator, make the outcome of the greenhouse gas initiatives unknown.

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

•
On August 21, 2012, the U.S. Court of Appeals for the D.C. Circuit vacated the Cross State Air Pollution Rule.  The decision leaves in place the earlier Clean Air Interstate Rule, including the deficiencies in the Clean Air Interstate Rule that the Cross State Air Pollution Rule was intending to remedy.  When and in what form the Cross State Air Pollution Rule will re-emerge is unknown. The rule was intended to tighten criteria pollutants, especially nitrogen oxides, sulfur oxides, and ozone, and particularly affects regulated utilities and their legacy coal fired generating units.  The intent of this rule was to improve National Ambient Air Quality.  The regulation was essentially combustion related and, to the extent our projects make synthetic liquid fuels and SNG and not power, the applicability of the regulation is expected to be less.  The CCGT, however, is combustion related and, therefore, would likely fall under the application of either rule.

•
The Clean Air Mercury Rule was finalized by USEPA on March 15, 2005 to reduce mercury emissions from coal-fired power plants.  Phase 1 of the Clean Air Mercury Rule was set to go into effect on January 1, 2010.  However, on February 8, 2008, the United States Circuit Court of Appeals for the District of Columbia vacated the rule, requiring USEPA to draft new regulations.  On March 16, 2011, USEPA proposed another rule to reduce emissions from new and existing coal fired power plants, requiring the installation of pollution-control technology to reduce mercury emissions.  The final rule was issued in December 2011.  This rule applies only to coal and not to petcoke based power generation.  Gasification based plants, even if processing coal, have the ability to cost effectively remove mercury from the SG before using it in a combustion device.

•
The Federal Clean Water Act prohibits the discharge of pollutants, including heat, into waters of the United States except pursuant to appropriate permits, which establish discharge limits, monitoring, and reporting requirements. “Indirect” wastewater discharges to publicly owned treatment works also are subject to permitting and other requirements. Depending upon the size of the plant, a CCGT plants generally requires make up water in the range of six to seven million gallons per day.  Additional water is used in the gasifier slurry, unless the gasifier uses a dry feed technology, and in the steam turbine. Cooling tower evaporative losses are typically a significant portion of a CCGT plant’s water usage. If the water is drawn from a river or lake, the state may regulate or permit access to quantity, potentially necessitating use of air instead of wet cooling towers. In 2004, USEPA adopted a new Clean Water Act rule to reduce the number of fish and other aquatic organisms killed by water intake systems at power plants. This rule requires cooling water intake structures to reflect the best technology available for minimizing adverse environmental impacts. The final rules require the installation of additional intake screens or other protective measures, as well as site-specific study and monitoring requirements.  Our Lima Energy Project has contracted to purchase water from the City of Lima and will not draw water from the local river system and plans to recycle and reuse its water, and we anticipate little, if any, wastewater. Lima Energy will pre-treat any wastewater it does have under an Ohio EPA approved City of Lima pretreatment permit before releasing the wastewater to the City’s Publicly Owned Treatment Works.  We anticipate that our Cleantech Energy Project will retain, recycle and reuse its water, but will work with the State of Wyoming on permit requirements if any discharge becomes contemplated.

•
Solid and hazardous waste laws and regulations, including the Resource Conservation and Recovery Act, govern the management and disposal of certain wastes. The majority of solid waste created from the combustion of coal and fossil fuels is non-toxic fly ash and other coal combustion byproducts, which the USEPA has determined are not hazardous waste subject to the Resource Conservation and Recovery Act, but which are sometimes subject to special solid waste disposal requirements. In gasification facility, the vitreous solid residue from the gasification process generally passes the Resource Conservation and Recovery Act leachability tests and is therefore considered non-hazardous under the Act. Sale of the vitreous solid for commercial value or its disposal will be a case-by-case decision. Solid residues from wastewater treating may test hazardous under USEPA protocols and appropriate management decisions made on a case-by-case basis. In addition to imposing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for non-compliance, including fines, injunctive relief, criminal prosecution and other sanctions.  We anticipate each of our projects will be subject to hazardous waste regulations from time to time, which will generally be limited to temporary storage, shipping and manifesting.

•
Nuisances are typically prohibited by state and local law. Noise limits are commonly set by state utility regulators or state noise standards established by other agencies, such as the Ohio Power Siting Board. In conjunction with certification of electric power generating facilities, the Ohio Power Siting Board and its counterparts in other states typically set specific measurable fence line noise limits on equipment or plants, and the site selection process in each state also considers local zoning requirements, generally either by the city or county.

•
Power generation projects typically require review and approval of state utility regulators for contractual arrangements relating to interconnection, siting, and access to the transmission grid. Rates for transmission services are regulated by the Federal Energy Regulatory Commission. In the case of SNG production, the natural gas back-up supply pipeline will also enable delivery of SNG into the natural gas pipeline system.  Approval of the pipeline will be subject to the jurisdiction of either the Federal Energy Regulatory Commission or the Ohio Public Utility Commission, and their respective certification and regulatory processes.  Our Lima Energy Project applied for and received a “Certificate of Need and Environmental Compatibility” from the Ohio Power Siting Board, an arm of the Public Utility Commission of Ohio.  The Certificate is amended from time to time if and when the size and scope of the Lima Energy Project changes.  Our Cleantech Energy Project will require an Industrial Siting Permit, which addresses the industrial aspects of a plant in addition to the power generation aspects.

•
Water availability for a project differs by state.  In Ohio, the Power Siting Certificate, discussed above, included consideration of the City of Lima’s capacity to supply raw water to the Lima Energy Project. While the city water capacity was more than sufficient at the Lima Energy Project’s inception, the city has since constructed and commissioned a new reservoir, making its water supply capacity very robust.  Lima Energy and the City of Lima have executed a long term water supply agreement in this regard.  In Wyoming, water requirements must be reviewed by the State Engineer and rights to water usage negotiated with various entities.  This is done with State Engineer participation.  While the Lima Energy Project is being designed to minimize water losses, maximize water recycle and reuse, and minimize make-up water requirements, we have not yet begun working with the State Engineer.

EMPLOYEES

At December 31, 2012, we had nine full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 1A.        Risk Factors.

Risks Relating to Our Business and Industry

This information has been omitted based on our status as a smaller reporting company.

Item 1B. Unresolved Staff Comments

None

Item 2.         Properties

200 Million BOE Energy Asset

On September 24, 2012, Lima Energy Company acquired an approximately 200 million BOE Energy Asset consisting of approximately 50 million net tons of Illinois Basin coal located in Vigo County Indiana from GEI pursuant to a Purchase and Sale Agreement between Lima Energy and GEI. The Indiana asset represents a 50-year fuel supply for Lima Energy Gas 1 and will serve as a hedge against short term fuel supply contracts.  The purchase price was $50 million, comprised of $25 million in cash and assumed liabilities and 2.5 million shares of common stock of USASF at $10 per share. The carrying value of the asset on the Company’s books is shown as $25,568,863 which reflects the $25 million in cash and assumed liabilities and associated acquisition costs plus the fair value of the 2.5 million shares of common stock USASF issued to GEI which was based on the average share price of shares that were actively traded on OTC Markets on or near the date of the transaction.

In connection with the Purchase and Sale Agreement, Lima Energy assumed the obligations of GEI under: (i) a demand promissory note dated June 5, 2012 in the original principal amount of $14 million payable to the GEI Notes Agent (the “First GEI Note”), (ii) a demand promissory dated September 24, 2012 in the original principal amount of $11 million payable to the GEI Notes Agent (the “Second GEI Note” and together with the First GEI Note, the “GEI Notes”), (iii) the Mortgage, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement by GEI in favor of the GEI Notes Agent, effective June 5, 2012, which was superseded by the First Lien Mortgage, and (iv) certain other loan documents ancillary to the First GEI Note and the Second GEI Note. The GEI Notes were payable on demand and were repaid by Lima Energy on September 24, 2012, as described herein under “Note Purchase Agreement”.  Third Eye Capital Corporation holds the mortgage on the property, as more fully described herein under “Note Purchase Agreement” and “Unit Purchase Agreement.”

1.02 Billion BOE Energy Asset

We have acquired a significant solid hydrocarbon Energy Asset for use in our Cleantech Energy Project. The Company believes this solid hydrocarbon asset consists of over 700 million gross tons and over 400 million net tons of PRB coal.  On June 18, 2010, Cleantech Energy Company purchased the Energy Asset Energy Asset from Interfuel E&P Ltd. pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd, an unrelated party, and Cleantech Energy Company. Interfuel E&P Ltd. is a private company with shareholders from Europe, North America, and Asia Pacific regions.  Mr. Graves, the Company’s Chairman, is a 17% shareholder in Interfuel E&P Ltd.   Cleantech Energy Company issued 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.   In future periods when the BOE asset is utilized in the gasification process, Cleantech Energy Company will record an expense of $0.70 per BOE with a corresponding increase in the Company’s paid in capital.  Once commercial operations have begun, the preferred stock will earn a 5% annual dividend, commencing on the commercial operations date, payable on a quarterly basis. Annual redemptions of preferred stock will be dependent on the net income of Cleantech Energy Company.  Provided there is net income in a given year, Cleantech Energy Company has the option to redeem such amount of preferred shares that is equal to not less than 7% and not more than 10% of net income in that year. Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time, or, at the option of Cleantech Energy Company, may be converted to Cleantech Energy Company’s common shares, according to this formula:  for every one percent (1%) of the original estimated value of preferred shares (1,020,058,000 BOE X $.70=$714,040,600) that is remaining at that time, Interfuel E&P Ltd. will be entitled to one-half of one percent (0.5%) of common shares then issued and outstanding in Cleantech Energy Company. Additionally, Cleantech Energy will pay $70 million to Interfuel E&P Ltd. upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production.  In the event Cleantech Energy Company does not commence construction of the Cleantech Energy Project by June 18, 2013, as extended by the parties, Interfuel E&P Ltd. may terminate the contract resulting in an unwinding of the transaction pursuant to the Barrel of Oil Equivalent Energy Purchase & Sale Agreement whereby Cleantech Energy Company would re-convey the Energy Asset to Interfuel E&P Ltd., which then would return the preferred shares to Cleantech Energy Company.  While we believe the parties intend to mutually extend the agreement if necessary, we can give no assurances of that or that the construction of the Cleantech Energy Project will commence by this deadline and, as a result, we may not be able to receive commercially feasible quantities of the solid hydrocarbon which may result in a negative impact on this project.  The parties have further agreed that this asset may serve as collateral for a $440 million planned bond transaction as more fully described elsewhere in this document, in which case, upon payment of $28 million of the $70 million due to Interfuel E&P Ltd., Interfuel E&P Ltd. will allow the debt capital provider to hold a first security position on the asset and will remove the milestone schedule dates for construction and operations of the project.

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

We do not own proven or probable reserves in connection with any of our projects or our BOE Energy Assets in Indiana or Wyoming, nor do we know if it is commercially feasible to receive a sufficient quantity of BOE from our solid hydrocarbon Energy Assets to support the development and operation of our projects.  Construction of the Cleantech Energy Project will depend, in part, upon our confirmation that it is economically feasible to extract a sufficient quantity of BOE from the solid hydrocarbon Energy Asset in Wyoming and upon future delivery of the solid hydrocarbon Energy Asset to support the development and operation of that project. If we determine that we will be unable to extract a sufficient quantity of BOE from this Energy Asset or if we are unable to receive a sufficient quantity of solid hydrocarbons from the Energy Asset to justify the construction of the Cleantech Energy project, we may decide to redesign, relocate, develop alternate feedstock supplies, delay, or elect not to proceed on the development of this project.  Furthermore, if we determine that it is not commercially feasible to receive our solid hydrocarbon Energy Asset, we may be required to write off the value of the asset on our consolidated financial statements that could have a material adverse effect on our business.

Real Estate

On October 26, 2012, Lima Energy Company entered into a Real Estate Acquisition and Development Agreement pursuant to which Lima Energy purchased the 63 acres of land from the City of Lima, Ohio, on which it is constructing an environmental energy park with synthetic fuel production facilities. The purchase price was $1.5 million.  In connection with the acquisition, Lima Energy agreed that certain funds will be contributed to a non-profit entity over the term of the Agreement for the benefit of long term economic development within the City of Lima. At the signing of the Agreement, Lima Energy made an initial contribution of $100,000. It will contribute $100,000 per year for the next three years, and, commencing on the second calendar year immediately following commencement of commercial operations, it will contribute annually, for 20 years, the lesser of $5.0 million or 10% of net distributable cash flow of the Lima Energy Project, as those terms are defined in the Agreement.  The City has the right to repurchase the Property for a purchase price of $1,500,000 on or after November 1, 2017, if the market value of the Property at the time of exercise of the repurchase right as shown on the real property tax duplicate of County of Allen, Ohio is less than $2,500,000.  Upon the City’s delivery of written notice to the Company of its exercise of its right to repurchase the Property, and delivery of the purchase price of $1,500,000, title to the Property shall revert to the City. The right of the City to repurchase the Property shall automatically terminate on the earlier to occur of the following (“Repurchase Termination Date”): (i) the date the Company provides to the City reasonable evidence that the market value of the Property shown on the real property taxes duplicate of the County of Allen, Ohio, equals or exceeds $2,500,000 or (ii) November 1, 2020.

The Company currently has office space located at 312 Walnut Street, Suite 1600, Cincinnati, Ohio 45202 as well as at its Washington, D.C. location at 1717 Pennsylvania Ave., NW, Suite 1025, Washington, D.C. 20006.

Item 3.         Legal Proceedings

From time to time the Company may become a party to legal action and other proceedings in the ordinary course of business.  We are not presently involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial statements.  The Company was named as a defendant in a complaint filed by Dorsey & Whitney LLP relating to a GEI matter regarding potential fees more than five years ago.  It is the Company’s belief that it should not be a party to this matter and, accordingly, will seek dismissal from the case.

Item 4.         Mine Safety Disclosures

Not Applicable.

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

Period	Sales price per share
	High	Low

Fiscal 2012
Fourth Quarter	$0.89	$0.15
Third Quarter	$1.00	$0.05
Second Quarter	$0.45	$0.08
First Quarter	$0.50	$0.10

Fiscal 2011
Fourth Quarter	$1.00	$0.06
Third Quarter	$9.00	$0.40
Second Quarter	$7.90	$4.40
First Quarter	$7.00	$1.90

Holders

The closing price of our common stock as quoted on the OTCQB on December 31, 2012 was $0.30 per share.   As of April 10, 2013, there were 213 record holders of our common stock.

Dividends

We have never paid a cash dividend on our common stock and anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, we do not anticipate the payment of cash dividends.

Issuer Purchases of Equity Securities

During the year ended December 31, 2012, we did not purchase any of our own equity securities.

Recent Sales of Unregistered Securities

Sales of unregistered securities during the past year are disclosed below.

On September 24, 2012, the Company issued 2,500,000 shares of common stock for $25,000,000, pursuant to the Purchase and Sale Agreement dated September 24, 2012 by and among the Company, Lima Energy Company, and GEI.  The fair value of the 2.5 million shares of common stock USASF issued to GEI was $400,000, which was based on the average share price of shares that were actively traded on OTC Markets on or near the date of the transaction.

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.  We are a development stage company and have had no revenues for the year ended December 31, 2011 and no revenues for the year ended December 31, 2012.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from operations at our Lima Energy Project, which we estimate will be at a minimum approximately twenty-four to thirty-seven months from funding.

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

Overview

USA Synthetic Fuel Corporation is an environmental energy company focused on low cost clean energy solutions through the deployment of proven Ultra Clean Btu Converter technology.  USASF is a development stage company and, as of December 31, 2012, had $2,996,312 of cash on hand and restricted cash of $3,001,609 and no inception to date revenues.  We intend to build, own and operate synthetic fuel production facilities, to convert lower value, solid hydrocarbons such as coal, petcoke and biomass into higher value, environmentally cleaner energy sources.  These lower value, solid hydrocarbons are one class of feedstock that may be used in gasification processes in order to produce synthetic gas.  For the purposes of this annual report on Form 10-K, the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably in the remainder of this annual statement.  For this discussion, the terms “lower value” and “higher value” refer to the approximate market cost of the sources on a barrel of oil equivalent basis, which equals an equivalent energy content basis of 5.8 million British thermal units.  The produced energy sources such as synthetic natural gas and liquid transportation fuels are considered to be “environmentally cleaner” because they produce significantly reduced emissions of materials of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petcoke.  As part of its integrated business strategy, the Company intends to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations.

The major activities in 2012 focused on contracting and financing related to the build out of our commercial Ultra Clean Btu Converter facilities.  These activities centered on the Company’s primary assets: the Lima Energy Project, The Lima Energy Project site, the 200 million BOE Energy Asset located in Indiana and the 1.02 billion BOE Energy Asset located in Wyoming.

Contract discussions progressed for off-take arrangements from both our Lima Energy and Cleantech Energy facilities.  Completion of these contracts, which we believe will occur in 2013, is expected to substantially commit the planned production from these facilities for 10 years and 20 years, respectively.  While there can be no assurance that these contracts will be signed, nevertheless, they represented key objectives for the Company and an area of focus in 2012, and continuing in 2013.  This work also highlights the shift in our product slate to a greater proportion of ultra clean liquid transportation fuel, which we believe will improve returns and enable a 10-year term for bond financing rather than the previous plan for a 20 year term.

Financing work progressed in 2012 towards the goal of delivering capital for the build out of our business plan including the $35 million investment transaction (described more fully below) with Third Eye Capital Corporation of Toronto, Canada (“Third Eye”) that provided substantial growth capital to enable the Company’s business plan to accelerate and focus on the following key transactions: $440 million bond transaction based on the 1.02 billion BOE Energy Asset which should enable development and construction progress on Ultra Clean Btu Converter facilities.

On September 24, 2012, the Company completed a $35 million investment transaction with Third Eye Capital Corporation of Toronto, Canada (“Third Eye”) that provided substantial growth capital to enable the Company’s business plan to accelerate. The transaction focused on moving the Company’s Lima Energy Gas 1 project forward to secure future revenue and earnings. The Third Eye transaction enabled the Company to benefit from $11 million in equity capital and $35 million in debt capital. From net proceeds, the Company was able to purchase a major Energy Asset that represents a 50 year fuel supply for the Lima Energy Gas 1 project. The Energy Asset is approximately 50 million tons of Illinois Basin coal which has an energy equivalent of about 200 million BOE (barrels of oil equivalent) and will serve as a hedge against short term fuel supply contracts. The project has petcoke as a primary feedstock with multiple supply points in the U.S. and Canada. The adjacent refinery may also become a petcoke supply source and the Lima Energy Project is also able to utilize coal and renewables.

The Third Eye transaction and related activities subsequently enabled Lima Energy Company to complete the acquisition of the approximately 63 acre project site from the City of Lima on October 26, 2012. The Company believes this long anticipated event unifies the Lima Energy Project as it now moves forward with further site development following the groundbreaking on its Technology Innovation Center. The project site has had initial site development and construction work done, resulting in 100,000 square feet of engineered concrete. To further the work at the Lima Energy Project site, on November 16, 2012, the Company entered into an agreement with a third party to provide site preparation services to our Lima Energy Project.  The contract provides a price not to exceed $1,782,500 and it is expected that the services will be completed by July 1, 2013.  The Company has the right to suspend work under the contract at its sole discretion.  In addition, on December 1, 2012, the Company entered into a Design-Build Contract with an unrelated third party to provide design, construction and services for the Technology Innovation Center the Company is constructing at its site in Lima, Ohio.  The cost of the work for this Phase I is $2,000,000.  The parties may amend the contract at any time to include the additional phases of the Lima Energy Project.  The total cost of constructing the Technology Innovation Center is estimated at $9.5 million.  The Company may suspend, delay or interrupt the work in whole or in part for such period of time as the Company may determine.

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

We entered into the $35 million investment transaction with Third Eye Capital pursuant to a series of underlying transactions among the Company, our affiliates and Third Eye Capital as described below:

Note Purchase Agreement

On September 24, 2012, we entered into a Note Purchase Agreement, dated as of September 24, 2012, by and among us, Lima Energy, Third Eye as administrative agent for the holders, and each of the holders of notes from time to time party thereto (the “Note Purchase Agreement”).

Pursuant to the Note Purchase Agreement, Lima Energy issued its 10% senior secured note in the aggregate principal amount of $30 million to Third Eye, as administrative agent for the holders (the “NPA Note”). The principal amount of the NPA Note is due August 31, 2015 and bears interest at the rate of 10% per annum, payable monthly. Lima Energy used a portion of the proceeds from the NPA Note to repay the outstanding principal and interest on the GEI Notes.

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

In connection with the Note Purchase Agreement, the Company loaned $11 million to Lima Energy (the “Lima Loan”) in return for an unsecured promissory note from Lima Energy in the aggregate principal amount of $11 million. The note accrues interest at a rate of 0.24% per annum and all interest and principal outstanding are payable on demand.

In accordance with the Note Purchase Agreement, GEI purchased 1.1 million shares of Common Stock from the Company at a price of $10 per share. The Company used the $11 million proceeds from the issuance of the GEI Shares to make the Lima Loan.

First Lien Mortgage. In connection with the Note Purchase Agreement and the Purchase and Sale Agreement, Lima Energy and Third Eye, as administrative agent (“First Lien Mortgagee”), entered into a First Lien Amended and Restated Mortgage, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement, dated as of September 24, 2012 pursuant to which Lima Energy granted to Third Eye Capital a First Lien Mortgagee mortgage on Lima Energy’s rights and interests in the Energy Assets to secure its obligations under the Note Purchase Agreement.

First Lien Security Documents. In connection with the Note Purchase Agreement: (i) the Company also entered into a First Lien Parent Guaranty with Third Eye, as administrative agent for the holders under the Note Purchase Agreement, dated September 24, 2012, pursuant to which the Company guaranteed Lima Energy’s obligations under the Note Purchase Agreement, (ii) Cleantech Energy Company, the Company’s subsidiary (“CEC”) and Cleantech Corporation, another one of the Company’s subsidiaries (“CC”) entered into a First Lien Subsidiary Guaranty with Third Eye, as administrative agent for the holders under the Note Purchase Agreement, dated September 24, 2012, pursuant to which each of CEC and CC, jointly and severally, guaranteed Lima Energy’s obligations under the Note Purchase Agreement (the “First Lien Subsidiary Guaranty”), and (iii) GEI entered into the First Lien GEI Pledge Agreement with Third Eye, as administrative agent for the holders under the Note Purchase Agreement, dated as of September 24, 2012, pursuant to which GEI pledged and granted a security interest to the administrative agent in the stock of the Company held by GEI to secure Lima  Energy’s obligations under the Note Purchase Agreement.

In connection with the Note Purchase Agreement, the Company, Lima Energy, CEC and CC (collectively, the “Grantors”), and Third Eye, as administrative agent to the holders under the Note Purchase Agreement, entered into a First Lien Security Agreement dated September 24, 2012, pursuant to which the obligations of the Company and Lima Energy under the Note Purchase Agreement are secured by a lien on substantially all of the tangible and intangible assets of the Grantors.

Unit Purchase Agreement

On September 24, 2012, we entered into a Unit Purchase Agreement, dated as of September 24, 2012, and amended on October 2, 2012 by and among the Company, Lima Energy, Third Eye as agent for the unit purchasers, and each of the unit purchasers from time to time party thereto (the “Unit Purchase Agreement”). Pursuant to the Unit Purchase Agreement, Lima Energy received $2 million in exchange for the issuance by Lima Energy and the Company of a unit (the “Unit”) comprised of (i) a $5,000,000 principal amount 4% subordinated secured convertible note due August 31, 2017 (the “Convertible Note”) issued by Lima Energy to Strative Capital Ltd. (“Strative”) and (ii) a warrant (the “Warrant”) issued by the Company to Strative granting the right to purchase an aggregate of 10,312,500 shares of Common Stock. The Unit is immediately separable, and when separated, the Convertible Note and the Warrant are separately transferrable. Because the note was unfunded as of September 30, 2012, our financial statements as of that date do not reflect this transaction.

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

The Company has the right, at any time prior to a holder exercising its right to convert the Convertible Note or exercise the Warrant, as the case may be, upon 10 days prior notice to purchase the Convertible Note and the Warrant from the holder(s) thereof (the “Call Rights”). The call price is subject to adjustment in certain events.

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

Amendment 1 to the Unit Purchase Agreement was executed on October 2, 2012, which clarified certain definitions and amended and restated Section 13.1 Call Right for clarification purposes.

Second Lien Security Documents. In connection with the Unit Purchase Agreement, (i) Lima Energy and Third Eye, as administrative agent (“Second Lien Mortgagee”), entered into a Second Lien Amended and Restated Mortgage, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement, dated as of September 24, 2012, pursuant to which Lima Energy granted Second Lien Mortgagee a mortgage on the Mortgaged Property, (ii) the Company entered into a Second Lien Parent Guaranty with Third Eye, as administrative agent for the investors under the Unit Purchase Agreement, dated September 24, 2012, pursuant to which the Company guaranteed Lima Energy’s obligations under the Unit Purchase Agreement (the “Second Lien Parent Guaranty”), (iii) CEC and CC entered into a Second Lien Subsidiary Guaranty with Third Eye, as administrative agent for the investors under the Unit Purchase Agreement, dated September 24, 2012, pursuant to which each of CEC and CC, jointly and severally, guaranteed Lima Energy’s obligations under the Unit Purchase Agreement (the “Second Lien Subsidiary Guaranty”), and (iv) GEI entered into the Second Lien GEI Pledge Agreement with Third Eye, as administrative agent for the investors under the Unit Purchase Agreement, dated as of September 24, 2012, pursuant to which GEI pledged and granted a security interest to the administrative agent in the stock of the Company held by GEI.

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

Royalty Agreement. In connection with the Unit Purchase Agreement, Lima Energy, Third Eye, as administrative agent for certain royalty investors, and the royalty investors from time to time party thereto entered into the Royalty Agreement dated as of September 24, 2012 (the “Royalty Agreement”). Under the Royalty Agreement, Lima Energy will pay to the royalty investors 5% of the annual aggregate gross sales of gas products relating to the first phase of the Lima Energy Project as additional consideration for the debt financing made available to Lima Energy under the Unit Purchase Agreement.

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

Registration Rights Agreement

Registration Rights Agreement. In connection with the Unit Purchase Agreement, the Company and Strative entered into a Registration Rights Agreement, dated September 24, 2012 (the “Registration Rights Agreement”) pursuant to which the investors (the “Investors”) holding a majority of the shares of Common Stock issued upon conversion, exercise or exchange of the Convertible Note or the Warrant (the “Registrable Securities”) may request registration under the Securities Act of 1933, as amended (the “Securities Act”), if available.  In addition, whenever the Company proposes to register any of its Common Stock under the Securities Act (other than on Form S-8 or S-4), the Company must include in the registration all Registrable Securities requested to be included by the Investors.  Other than shares of Common Stock the Company desires to register, the Investors have priority over other stockholders of the Company to include the Registrable Securities in any such registration, if available.  All fees and expenses related to the registration are payable by the Company.

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

Subordination Agreement. On September 24, 2012, Lima Energy, GEI, Third Eye, as administrative agent to the noteholders pursuant to the Note Purchase Agreement and Third Eye, as administrative agent to the investors pursuant to the Unit Purchase Agreement (the “Subordinate Agent”) entered into a Subordination Agreement dated as of September 24, 2012 (the “Subordination Agreement”) pursuant to which GEI agreed that (i) the promissory note effective March 15, 2010 by Lima Energy and payable to GEI in the original principal amount of $38 million and (ii) all other obligations and liabilities of Lima Energy due or payable to GEI are subordinate to the obligations of Lima Energy to the Subordinate Agent.

In addition to the key transactions above, Lima Energy acquired a 200 million BOE energy asset to ensure the long term feedstock supply and provide a major equity asset to complement bond funding.

Also, in December 2012, we formed a Luxembourg company, USASF S.a.r.l. to act as the special purpose vehicle for the proceeds from the bond sale that the company is actively pursuing.  The proceeds will be used to fund the construction of the Lima Energy Project.

Results of Operations

For the year ended December 31, 2011 and the year ended December 31, 2012

Revenues

We had no revenues for the year ended December 31, 2011 and no revenues for the year ended December 31, 2012, and do not anticipate any significant revenues for twenty-four to thirty-seven months from the financing of any of our projects, as stated above.

Operating Expenses

Our operating expenses for the period year ended December 31, 2011 totaled $1,794,315 and for the year ended December 31, 2012 totaled $2,619,424.  The primary components of our expenses were related to salary expenses, professional fees relating to the Third Eye transaction and SEC compliance activities for the years ended December 31, 2011 and December 31, 2012.

Interest Expense

For the year ended December 31, 2011, the Company recorded an expense of $338,070 related primarily to the $6.4 million senior secured note for the Lima Energy acquisition, for which the full interest and principal totaling $7,030,492 was repaid at September 30, 2011 by the issuance of 1,004,356 shares of common stock. The Company recorded an expense of $1,480,743, for the year ended December 31, 2012, which included $264,400 in debt discount amortization and $293,182 in note fee amortization related to the Third Eye transactions.

Other Income

For the year ended December 31, 2012, we had other income of $70,812 which was a result of a release of liabilities accrued in prior periods.

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

The Company repaid the balance of these borrowings in July 2012, and therefore the derivative liability was reclassified as paid-in capital in the third quarter.

Income Taxes

For the year ended December 31, 2012 and the year ended December 31, 2011, there was no provision for income taxes recorded.

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

The net operating loss carryforwards for income tax purposes are approximately $7,236,000 and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Net Loss

For the year ended December 31, 2011, we experienced a net loss of $2,132,385, and for the year ended December 31, 2012, we experienced a net loss of $4,343,855.  Non-cash expenses were $340,485 and $924,832 for 2011 and 2012, respectively.  In 2012, the Company also incurred $610,612 of nonrecurring expenses related to delays in finalizing the $35 million debt financing transaction mentioned in this filing.

We anticipate losses from operations will increase during the next twelve months due to anticipated increases in payroll expenses as we add necessary staff, and project development expenses. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses.

Basic and Diluted Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our net loss for the year ended December 31, 2011 was $0.03 per share, and $0.06 per share for the year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2012, we have $2,996,312 of cash on hand, which we plan to utilize for working capital purposes as well as for advancing our Lima Energy Project. In addition we have $3,001,609 in restricted cash and $250,000 in escrowed cash on our balance sheet, and we expect to receive the remaining net proceeds of the 4% subordinated secured convertible note, totaling $1,750,000 within 30 days from the date of this filing. While the technology we intend to utilize is currently operational at some facilities in the United States, we do not yet have an operating commercial facility, and we anticipate it will be approximately twenty-four months and thirty-seven months from the date of the Lima Energy Project’s financing until the Gas 1 phase is constructed and operational at our Lima Energy Project. Once the first phase is completed and fully operational, we should begin to receive revenues from plant operations, but we cannot predict exactly when those revenues will start.

Net Cash Used In Investing Activities

As of December 31, 2012, we used $30,755,178 to investing activities.  We used $25,168,863 to purchase a BOE Asset, which is discussed further in this filling, and $2,629,584 for land and site work to enable the Lima Energy Project.  We did not engage in investing activities for the year ended December 31, 2011.

Net Cash Provided by Financing Activities

On September 24, 2012, we entered into a $35 million debt financing transaction with Third Eye, pursuant to a series of transactions among the Company, our affiliates and Third Eye. In connection with such transactions, we issued 3.6 million shares of our common stock to GEI. We used a portion of the proceeds from the debt and equity issuances for major acquisitions which included the purchase of approximately 50 million tons of Illinois basin coal resources, reserves and other mineral interests located in Indiana as previously described and the purchase of the land for the Lima Energy project. Additionally, the proceeds will be used for site and engineering work for the Lima Energy Project, as well as for working capital and general corporate purposes. For the year ended 2012, net cash provided by financing activities totaled $39,432,493.  For the year ended 2011, we financed our activities through advances from related parties of $286,801.

Net Cash Used by Operating Activities

For the year ended December 31, 2011, we used $285,724 in operating activities and for the year ended December 31, 2012, we used $5,682,120 in operating activities. Our primary uses of funds in 2012 were related to prepaid interest and professional fees associated with the debt financing transaction, salary expenses, other professional fees related to normal operations and SEC reporting costs for the current fiscal year and payments related to organizational activities, salary expenses, interest expense, and SEC reporting costs for the year ended December 31, 2011.

Major Acquisitions

On September 24, 2012, the Company completed a $35 million investment transaction with Third Eye Capital Corporation of Toronto, Canada (“Third Eye”) that provided substantial growth capital to enable the Company’s business plan to accelerate. The transaction focused on moving the Company’s Lima Energy Gas 1 project forward to secure future revenue and earnings. The Third Eye transaction enabled the Company to benefit from $11 million in equity capital and $35 million in debt capital. From net proceeds, the Company was able to purchase a major Energy Asset that represents a 50 year fuel supply for the Lima Energy Gas 1 project from Global Energy, Inc., a related party. The Energy Asset is approximately 50 million tons of Illinois Basin coal, which has an energy equivalent of about 200 million BOE (barrels of oil equivalent) and will serve as a hedge against short term fuel supply contracts. The Lima Energy Project is being designed to utilize petcoke as a primary feedstock with multiple supply points in the U.S. and Canada. The adjacent refinery may also become a petcoke supply source and the Lima Energy Project is also able to utilize coal and renewables.

We do not own proven or probable reserves in connection with any of our projects nor do we know if it is commercially feasible to receive a sufficient quantity of BOE from our solid hydrocarbon Energy Assets to support the development and operation of any of our projects.  If we determine that it is not commercially feasible to extract or receive our solid hydrocarbon Energy Asset, we may be required to write off the value of the asset or to record an impairment or other charge on our consolidated financial statements that could have a material adverse effect on our business, financial condition and results of operations.

On October 26, 2012, the Company’s wholly owned subsidiary, Lima Energy Company, entered into a Real Estate Acquisition and Development Agreement pursuant to which Lima Energy purchased 63.399 acres of land from the City of Lima, Ohio, on which it is constructing an environmental energy park with synthetic fuel production facilities. The purchase price was $1.5 million.  In connection with the acquisition, Lima Energy agreed that certain funds will be contributed to a non-profit entity over the term of the Agreement for the benefit of long term economic development within the City of Lima. At the signing of the Agreement, Lima Energy made an initial contribution of $100,000. It will contribute $100,000 per year for the next three years, and, commencing on the second calendar year immediately following commencement of commercial operations, it will contribute annually, for 20 years, the lesser of $5.0 million or 10% of net distributable cash flow of the Lima Energy Project, as those terms are defined in the Agreement.  The City has the right to repurchase the Property for a purchase price of $1,500,000 on or after November 1, 2017, if the market value of the Property at the time of exercise of the repurchase right as shown on the real property tax duplicate of County of Allen, Ohio is less than $2,500,000.  Upon the City’s delivery of written notice to the Company of its exercise of its right to repurchase the Property, and delivery of the purchase price of $1,500,000, title to the Property shall revert to the City. The right of the City to repurchase the Property shall automatically terminate on the earlier to occur of the following (“Repurchase Termination Date”): (i) the date the Company provides to the City reasonable evidence that the market value of the Property shown on the real property taxes duplicate of the County of Allen, Ohio, equals or exceeds $2,500,000 or (ii) November 1, 2020.

Cash Position and Outstanding Indebtedness

Our total indebtedness at December 31, 2011 was $1,955,621, consisting of all current liabilities due within the year. In addition to accounts payable, accrued liabilities, and advances from related parties, the Company repaid three convertible promissory notes to an unrelated third party totaling $135,250.  Our total indebtedness at December 31, 2012 was $35,555,237, which related to the $35 million debt financing transaction, in addition to accounts payable, accrued liabilities, and advances from related parties. The amount reflected in Long Term Liabilities in our Consolidated Balance Sheets is net of $3,922,200 in debt discounts and $1,613,865 unamortized fees expense.

At December 31, 2011, we had current assets of $1,117 in cash while for the year ended December 31, 2012 we had current assets of $5,189,735 mainly related to $2,996,312 in cash and $2,185,923 in prepaid interest.  We had long term assets of $1 at December 31, 2011 and long term assets of $31,455,179 at December 31, 2012.

Future Capital Requirements

Our cash requirements depend on many factors, including the pace of our project development activities and the employee team build-up to drive our future growth. Over the next four years, we expect to make significant expenditures to expand our projects currently under development and construction to bring them into commercial operation. We estimate that total project costs to bring each project into commercial operation will be approximately $497 million for full construction of Gas 1, approximately $1.02 billion for full construction of Gas 2, and approximately $2.3 billion for full construction of Cleantech Energy Project. Project costs include capital, EPC and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.

We have focused our efforts to date on obtaining large amounts of capital to fund our project development activity.  Our current business plan calls for new investment capital to fund our operations for the next twelve to twenty-four months or until commercial operations at Lima Energy commence. Accordingly, we need to raise capital to provide working capital for the next two years in order to meet our funding commitments and business plan objectives.  We intend to accomplish this primarily through long and short-term borrowings, together with equity capital and reserve capital, as described below. In the event the Company raises additional funds due to investment demand and various financing options, the additional funds will further advance the Lima Energy Gas 1 project and add to corporate working capital to accelerate the business plan.

The short term and long term borrowings are expected to consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt. We intend to focus on the S-1 $100 million equity raise on file with the SEC together with proceeds from the $440 million BOE Energy Asset-backed bond issue, as well as the $70 million reserve equity capital, as described below, to support construction financing for the Lima Energy Gas 1 phase. An information memorandum for the $440 million bond transaction has been completed and circulated to prospective investors. We will then turn to the $470 million of Ohio Air Quality Development Authority bonds. While we have substantially completed the draft documentation for the Ohio Air Quality Bonds, including the Offering Memorandum, Trust Agreement, Mortgage Security Agreement, and Deposit Account Pledge and Control Agreement, we have shifted the timing for the placement of the bonds due to our plan to utilize equity capital first.  We believe that this strategy will make the placement of the debt a more efficient process.

As of the date of this filing of our annual report on Form 10-K for the year ended December 31, 2012, we have completed a $35 million debt financing transaction with Third Eye as more fully described elsewhere in this report. While we have commitments for a total of $70 million in reserve equity to assist in both our project capital requirements and working capital requirements, we do not plan to utilize this reserve equity at this time. This total of $70 million in reserve equity funding is comprised of up to $20 million from Kodiak Capital Group LLC (“Kodiak”) and up to $50 million from AGS Capital Group LLC (“AGS”), as described more fully elsewhere in our annual report on Form 10-K for the year ended December 31, 2011. When available, reserve equity may be used as follows: $10 million to advance the Lima Energy project site, engineering and permit work, $10 million to advance the Cleantech Energy site, engineering, licensing and permit work, and the balance of $46 million for general corporate purposes.

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

On October 21, 2011, we signed an engagement letter with an unrelated third party to act as an advisor and provide investment banking services including arranging a bond or note financing based on the BOE Energy Asset in the amount of $440 million, which will be used to advance USASF projects and provide general growth capital for the Company. As mentioned above, an information memorandum for the $440 million bond transaction has been completed and circulated to prospective investors.

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

Contractual Obligations

During the year ended December 31, 2012, the Company repaid three convertible promissory notes to an unrelated third party totaling $135,250. The Company entered into the Note Purchase Agreement, the Unit Purchase Agreement, and the Royalty Agreement as more fully described above.

Factors That May Affect Our Financial Condition

Our revenues will be subject to many risks and uncertainties, including the following:

Financing.  Over the next four years, we expect to need $497 million for full construction of Gas 1, $1.02 billion for full construction of Gas 2, and $2.3 billion for the full construction of Cleantech Energy Project.  We intend to supply the funds necessary for the Lima Energy Project through a combination of equity and debt, primarily through the issuance of bonds or other nonrecourse debt financing specific to the Lima Energy Project, and the funds necessary for the Cleantech Energy Project through a combination of asset contributions and debt, primarily non-recourse debt financing specific to that project. Lima Energy is currently seeking financing of $440 million through a BOE energy-based bond issue, the documentation of which has been substantially completed.  However, there can be no assurance that the placement of the bonds will be completed in a timely manner or at all. We expect that the debt financing component for Gas 2 will consist primarily of the issuance of additional bonds or other project-specific nonrecourse debt financing. However, we may not be able to obtain adequate debt financing for Gas 2, or for any of our projects, on terms consistent with our expectations to support our development and construction plan in a timely manner. For example, we may be unable to secure financing for any of our projects until we sign a long-term off-take agreement with third parties at a fixed price. If we are unable to raise adequate funds, or to raise adequate funds on terms acceptable to us, we may have to delay, reduce or eliminate some or all of our development and construction plan or take other steps, including liquidating some or all of our assets, each of which will directly impact our results of operations. We intend to manage this financing risk by attempting to secure for each project, among other things, adequate equity investment, adequate fixed price EPC and related contracts and adequate off-take arrangements, although our ability to obtain debt financing for each project will also depend on factors beyond our control such as market conditions (including actual project costs) and the opinions of the independent engineers we retain.

Fluctuations in natural gas and other energy commodity prices and the sale prices established in our off-take agreements. Our results of operations will be directly impacted by the price of wholesale transportation fuels, natural gas, crude oil, electricity, petcoke and coal. The markets for some of these commodities are often highly volatile. Wholesale energy market prices may fluctuate considerably and, as a result, our products may fail to remain price competitive relative to natural gas, electricity or other sources of energy. Furthermore, as a result of the long construction cycle for each of our projects, current prices for commodities such as coal, electricity and natural gas may not be indicative of the prices for such commodities at the time our projects are expected to commence commercial operations. We intend to manage our wholesale price risk by implementing a risk management strategy that attempts to assure project lenders of adequate revenue to cover operating and financing costs by entering into long-term off-take agreements for a significant portion of the output from our gasification and SNG production facilities with fixed prices or suitable price floors. Our project revenues will depend upon our ability to negotiate and maintain such long-term off-take agreements at prices satisfactory to us. However, as a result of commodity price fluctuations and uncertainties and our construction schedule, the prices at which we are able to sell our uncommitted project output pursuant to such off-take agreements may vary considerably.

Fluctuations in construction costs and changes to our planned schedule and project budget for each project. Until we have entered into a fixed price EPC contract for a particular project, in which the EPC contractor agrees to meet our planned schedule and projected total costs for a project, we are subject to potential fluctuations in construction costs and other related project costs. We currently have not entered into such an EPC contract for our Cleantech Energy Project and the project costs are therefore subject to the risk of increased construction and other related costs. In addition, the expected date of first commercial operation and the projected total project costs for each project are based on our internal estimates and depend on a variety of assumptions that ultimately may prove to be incorrect. As a result, even after we have entered into a fixed price EPC contract with respect to a particular project, we may later conclude that the project schedule and budget for that project contained incorrect assumptions and previously unknown execution risks that may cause changes to originally planned schedules and, in certain cases, may alter the originally agreed-upon costs for such project. While we intend to manage these risks by entering into carefully negotiated EPC contracts with appropriate assumptions to the extent possible, to a large degree, our financial results will depend on our ability to implement our development and construction plan on time and on budget.

Fluctuations in the price of feedstock for our facilities. Our ability to operate our facilities once we have completed development and construction is dependent upon the availability of feedstock at reasonable prices. Different gasification and Btu conversion technologies utilize different types of feedstock, including coal, petcoke and renewables. We also expect to purchase electricity and natural gas from time to time. During periods of rising prices for such feedstocks, we may incur significant increases in our operating costs, thus reducing our margins.  We intend to manage the risk associated with fluctuations in the price of feedstock by purchasing long term BOE Energy Assets and entering into hedges where appropriate

Recent Accounting Pronouncements from Financial Statement Disclosures

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to “Recent Accounting Pronouncements” provided under Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

•
Un-reconciled differences related to valuation of BOE Energy Asset. We did have a disagreement with KWCO regarding the valuation of our barrel of oil equivalent (BOE) Energy Asset.  Each of our 2010 audit subsequent events for second quarter 2010 interim financials, and third quarter 2010 interim financials included the BOE Energy Asset (with 70¢/BOE basis), including filings that we believed were reviewed by KWCO. It was our understanding that our second quarter 2010 and third quarter 2010 financials with BOE Energy Asset were correct. However, we are aware that KWCO subsequently developed a view that there may be a different accounting treatment needed for this asset. According to KWCO, the disagreement stems from the fact that the asset was, at one time, owned by a related party, and that the Energy Contract related to the asset is computed on a BOE basis, which constitutes a different approach for solid hydrocarbons. In view of the fact that the disagreement had not been declared a disagreement, no audit or other committee of our Board of Directors, nor the Board of Directors itself, discussed the subject matter with KWCO. However, the Chairman of the Board of Directors, in that capacity, and in the capacity of Chief Financial Officer, did discuss this subject matter with KWCO and, ultimately, agreed with KWCO’s opinion on the need to apply a different accounting treatment for the BOE Energy Asset, which treatment was included in our Form 10-K for the year ended December 31, 2010 and subsequent interim periods.

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

As of this filing, there are no disagreements between the Company and KWCO.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Our controls and procedures provide for full flow of information to Company management, especially to the Chief Executive Officer and Chief Financial Officer, and our evaluation shows we are able to meet our reporting obligations under the Exchange Act Rules stated above. While our disclosure controls and procedures are effective, we recognize that continued improvement is desired in the areas of management oversight, control of documentation being produced, and review of such control documentation when it is produced.  A policy and procedure directive has been established to seek improvement in this area.  Our controls and procedures provide for full flow of information to Company management, especially to the Chief Executive Officer and Chief Financial Officer, and our evaluation shows we are able to meet our reporting obligations under the Exchange Act Rules stated above.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. KWCO has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

/s/ Dr. Steven C. Vick Dr. Steven C. Vick President and Chief Executive Officer

c)  Changes in internal control over financial reporting. During the last fiscal quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

Set forth below are the name, age, and position and a brief account of the business experience of each of our directors and management team, including our executive officers as of the date of this filing.

Directors and Executive Officers
Name	Age	Position

Harry H. Graves	56	Chairman of the Board
J. Bradley Davis	73	Director
John P. Proctor	71	Director
William J. Weyand	68	Director
Steven C. Vick	62	Director, President and Chief Executive Officer
Ernest K. Jacquet	65	Director, Director of Finance
Daniel W. Dixon	49	Chief Financial Officer

Biographical Information

Harry H. Graves—Chairman of the Board.   Mr. Graves was appointed to our Board of Directors in December 2009, where he continues to serve as Chairman.   Mr. Graves was our Chief Financial Officer, a position he has held from July 2010 to December 31, 2012.  Mr. Graves is President and Chief Executive Officer of GEI and has served in that capacity since the company’s founding in 1988. He has also served as a director of GEI since 1988.  Mr. Graves has served on the Steering Committee of the Coalition for the Green Bank, Washington, D.C. Mr. Graves was also the longest standing founding director of the Washington, D.C.-based Gasification Technologies Council, an organization formed to promote a better understanding of the potential role of gasification in the energy industry. Mr. Graves brings to the Company a wealth of knowledge in the gasification business, developed over twenty years with GEI.  Prior to 1988, Mr. Graves worked for Procter & Gamble Company in positions of increasing responsibility in the Boston, New York, Philadelphia and Minneapolis markets, including Central Field Manager and Special Markets Manager at Procter & Gamble Company’s world headquarters in Cincinnati, Ohio. Mr. Graves earned a B.A. in economics from Trinity College in Hartford, Connecticut.

J. Bradley Davis—Director.   Mr. Davis joined our Board of Directors on March 1, 2013. Mr. Davis, 73, is the Managing Partner of Ridge Capital Partners, LLC, a private equity investment firm that he founded in February 1989.  Prior to that time, Mr. Davis served as the President of Trivest, Inc., a private equity investment firm that he co-founded, from September 1981 to September 1988.  Prior to that time, he was a senior vice president at LaSalle Partners and a vice president with Chemical Bank in their New York, London, and Chicago offices.  Mr. Davis served on active duty in the U.S. Army from September 1961 to September 1963.  Mr. Davis serves on the boards of Equibrand Holding Corporation, LAT Sportswear, Inc., We Care Operations Holding, LLC, Wincore Windows & Doors, Inc., Middleburg Financial Corporation, McGraw Foundation, Piedmont Community Foundation, and Middleburg Tennis Club.  He earned a B.A. in journalism from The Pennsylvania State University.

John P. Proctor—Director.  Mr. Proctor joined our Board of Directors on March 1, 2013. Mr. Proctor, 71, specialized in environmental and energy law and was the co-head of the environmental practice group at Winston & Strawn LLP from 1980 to 2008.  He joined Winston & Strawn in 1972.  From 1967 to1972, Mr. Proctor served in the U.S. Marine Corps.  Since his retirement from Winston & Strawn, he has been actively involved in several community organizations.  Mr. Proctor earned a B.A. from Princeton University and an L.L.B. from the University of Pennsylvania School of Law.

William J. Weyand—Director.  Mr. Weyand joined our Board of Directors on March 1, 2013. Mr. Weyand, 68, brings a wealth of experience in maximizing shareholder value for corporations for which he has served.  From February 2005 through March 2009, Mr. Weyand was Chairman and CEO of MSC. Software before it was acquired in October 2009.  From 1997 through 2001, he served as Chairman and CEO of Structural Dynamics Research Corporation, which was acquired by EDS in 2001. Prior to that time he was Executive Vice President of Measurex Corporation.  Mr. Weyand has served on numerous boards of NASDAQ and NYSE-traded corporations and non-profit organizations.  Mr. Weyand earned a BBA in Marketing from Nichols College.

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

Mr. Daniel W. Dixon—Chief Financial Officer.  Mr. Dixon was appointed as our Chief Financial Officer, effective January 1, 2013. Mr. Dixon, 49, has served as the Chief Financial Officer for Comair Airlines since 2006. During Mr. Dixon’s career at Comair Airlines, which included a decade-long period of high growth as a NASDAQ-listed company, he held various executive level finance positions during its period as a NASDAQ-listed company prior to its acquisition by Delta Air Line, Inc. in 2000.  Mr. Dixon played a major role in the airline’s successful pioneering of the regional jet into the regional airline industry.  He received his bachelor’s degree in accounting from Emory & Henry College in Emory, Virginia.

Mr. Ernest K. Jacquet—Director, Director of Finance.   Mr. Jacquet joined the board of directors on February 15, 2012.  He joined the management team as Director of Finance on September 1, 2012.  Mr Jacquet was a Managing Partner at Mentor Partners and Chairman of Passport Brands, Inc. and Executive Producer of AMERICA  STAND UNITED: In Support of our Troops. Previously, he was Managing Partner of Parthenon Capital, a $1.7B private equity firm. Prior to co-founding Parthenon Capital in 1998, Mr. Jacquet was a General Partner at Summit Partners, a $6 billion venture capital firm where he started their Buyouts Group. In the 1980’s, he was a Principal at Bain Capital and was a member of the International M&A Group at Morgan Stanley & Co, New York. Mr. Jacquet spent eight years in the United Kingdom, where he became one of the youngest Directors of Trafalgar House Investments PLC developing Oil and Gas offshore. Prior to the North Sea, he served four years as a U.S. Navy Diving Officer in the Far East.  Currently, he serves as Chairman of the Board of Directors of Passport Brands (“PBIX”), the North American licensee of Marithe +Francois Girbaud. Mr. Jacquet has served on numerous boards including: Chairman of Interline Brands Inc. (“IBI”) which went public and grew to over a billion dollar market cap.  Other representative boards include:  Acurex (Chairman), Astech (Chairman), Academic Management Services (Chairman) and Chase Federal Bank.  Mr. Jacquet is a licensed Professional Engineer and patent holder. He earned his MSE and BSE with Honors from the University of Michigan and his MBA from Stanford Business School.

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

Board of Directors

Our Board of Directors consists of six directors, with Mr. Graves serving as the chairman of the board. Three of the members, Mr. Davis, Mr. Proctor, and Mr. Weyand meet the independent director requirements of a national securities exchange, if we were to become listed on a national securities exchange in the future.

Board Meetings and Committees; Annual Meeting Attendance

In 2012, there were a total of six board meetings. No director attended less than 75% of the meetings. We currently do not have a policy with regard to director attendance at annual meetings of stockholders, but plan to develop such a policy within the next twelve months. Our directors are, however, reimbursed for their travel expenses involved in attendance at board meetings. There were no committee-only meetings, as committee business was discussed in the at-large board meetings.

We held our annual meeting on November 28, 2012 in Washington, D.C.  We do not have a policy with regard to director attendance at annual meetings.

Board Committees

Our Board of Directors has an audit committee, a compensation committee, and a nominating and governance committee. Each of these committees has a charter approved and adopted by our Board of Directors and the committee.  The committee charters are posted on our website at www.usasfc.com.  O

Audit committee

The Board of Directors has an audit committee, consisting of Messrs. Davis, Proctor, and Weyand, with Mr. Davis serving as Chairman. The primary responsibilities of our audit committee include:

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

Compensation committee

The Board of Directors has a compensation committee, consisting of Messrs. Davis, Proctor, and Weyand, with Mr. Weyand serving as Chairman. The primary responsibilities of the compensation committee include:

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

Nominating and governance committee

The board of directors has a nominating and governance committee, consisting of Messrs. Davis, Proctor, and Weyand, with Mr. Weyand serving as Chairman. The primary responsibilities of the nominating and governance committee include:

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

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officers. The text of the code of conduct and ethics is posted on our website at www.usasfc.com and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 312 Walnut Street, Suite 1600, Cincinnati, OH 45202. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the national securities exchange which the Company trades.

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
.

Election of Directors and Vacancies

The Company’s Bylaws provide that the size of the Board of Directors may be changed from time to time by resolution of the Board of Directors, and that new directors shall be elected to office by the stockholders at the annual meeting. There are no agreements with respect to the election of directors.  Our Bylaws further provide that vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the remaining directors even if such majority is less than a quorum, or by the plurality of votes cast at a meeting of stockholders.  Directors elected to fill vacancies hold office until the expiration of the term of the director they replaced.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that the filing requirements applicable to our Dr. Steven C.  Vick, Mr. Harry H. Graves, and Mr. Ernest K. Jacquet were complied with during 2012, and that the requirements applicable to our greater than 10% beneficial owners were also complied with during 2012.

Item 11. Executive Compensation.

Overview

As of the date of this annual report, we have not established formal compensation objectives, policies and practices with respect to the determination of compensation packages for our named executive officers as determined in accordance with applicable SEC rules.

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

Summary Compensation

The following Summary Compensation Table provides information regarding the compensation awarded to or earned during the years ended December 31, 2012 and 2011 by the persons named in the table, who we refer to in this Annual Report on Form 10-K as our “named executive officers”.

Name and Principal Position	Year	Salary		Bonus	All Other Compensation	Total

Steven C. Vick, President and Chief Executive Officer	2012	$276,996		$-		$276,996
	2011	$277,000	(1)	$-		$277,000

Harry H. Graves, Chief Financial Officer	2012	$213,336	(2)	$-	$-	$213,336
	2011	$200,000	(3)	$-	$-	$200,000

(1) Dr. Vick’s salary in 2011 was accrued and has not yet been paid.

(2) In 2012, Mr. Graves accrued salary of $133,336 and was paid $80,000 of his salary.

(3)  In 2011, Mr. Graves’ salary was accrued through 12/31/11, and at the end of 2011, Mr. Graves agreed to convert his total accrued salary through 12/31/11of $283,335 to 40,477 shares of our common stock.

Employment Agreements

On September 24, 2012, we entered into formal employment agreements with Dr. Steven C. Vick, our chief executive officer, and Mr. Harry H. Graves, our executive chairman and chief financial officer.

Dr. Vick.  The employment agreement with Dr. Vick provides that Dr. Vick is an at-will employee and may be terminated for any reason at any time.  Under the agreement, we agreed to pay Dr. Vick an annual base salary of $277,000, with the possibility of a bonus based on board-determined performance-based criteria.  In the event that Dr. Vick’s employment agreement is terminated by us without “Cause”, as that term is defined in his employment agreement, we will be obligated to pay him his then-current rate of base salary for a period of one (1) year following termination.  In the event that Dr. Vick’s employment agreement is terminated by him in a manner that satisfies the definition of a “Separation from Service for Good Reason”, as that term is defined in the employment agreement, we will be obligated to pay him his then current rate of base salary for a period of one (1) year following termination.

Mr. Graves. The employment agreement with Mr. Graves provides for a ten- year initial term with one-year automatically renewable extensions thereafter until terminated.  Under the agreement, we agreed to pay Mr. Graves an annual base salary of $240,000, with the possibility of a bonus based on board-determined performance-based criteria.  We do not anticipate paying a bonus in the immediate future.  In the event that Mr. Graves’ employment agreement is terminated by us without “Cause”, as that term is defined in his employment agreement, we will be obligated to pay Mr. Graves an amount equal to the sum of his then-current rate of base salary that would have been payable had he remained employed by us during the remainder of the term of his employment agreement in effect immediately prior to the date of termination, payable in accordance with our normal payroll procedures.  In the event that Mr. Graves’ employment agreement is terminated by him in a manner that satisfies the definition of a “Separation from Service for Good Reason”, as that term is defined in the employment agreement, we will be obligated to pay Mr. Graves an amount equal to the sum of his then-current rate of base salary that would have been payable had he remained employed by us during the remainder of the term of his employment agreement in effect immediately prior to the date of termination, payable in accordance with our normal payroll procedures.

We entered into an employment agreement with Mr. Daniel W. Dixon, our chief financial officer, as of January 1, 2013.

Mr. Dixon.  The employment agreement with Mr. Dixon provides that he is an at-will employee and may be terminated for any reason at any time.  Under the agreement, we agreed to pay Mr. Dixon an annual base salary of $187,000, with the possibility of a bonus  of up to 70% of base salary based on board-determined performance-based criteria.  In the event that Mr. Dixon’s employment agreement is terminated by us without “Cause”, as that term is defined in his employment agreement, we will be obligated to pay him his then-current rate of base salary for a period of one (1) year following termination.  In the event that Mr. Dixon’s employment agreement is terminated by him in a manner that satisfies the definition of a “Separation from Service for Good Reason”, as that term is defined in the employment agreement, we will be obligated to pay him his then current rate of base salary and annual bonus, if applicable, for a period of one (1) year following the date of his termination.  The Company also committed to establishing a form of employee stock program within the next 12 months, under which Mr. Dixon will receive an initial grant of 50,000 shares of our common stock, and which will vest in full on January 1, 2015, as long as Mr. Dixon remains employed with us.

Benefits

Benefits are part of the overall compensation program designed to attract and retain employees including executive officers. The named executive officers participate in the same benefit programs as our general employee population, which currently include medical, dental, life and AD&D coverage.

Employee Stock Compensation

While the Company does not currently have a stock compensation plan for any of its employees, we plan to study and implement a competitive plan that will help us attract and retain our employees.

Director Compensation

On March 1, 2013, the board adopted a the Independent Director Compensation Policy under which independent directors will receive an annual fee of $35,000 paid in either cash or our common stock a at the discretion of the Company.  The annual fee will be prorated based on the number of months that the director serves or served on the board during any fiscal year and will be paid no later than fifteen (15) days after the end of each fiscal year.  Independent directors also will receive reimbursement for reasonable travel expenses incurred to attend board and committee meetings during their term of office.   In 2012, no compensation was earned by or stock awards awarded to any of our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of common stock as of the date of this filing certain information concerning the beneficial ownership of our common stock by each of the following:

•	Each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own beneficially more than 5% of the common stock;
•	The executive officers named in the Summary Compensation Table in this annual report on Form 10-K;
•	each of our directors and director nominees; and
•	All of our directors and executive officers as a group.

The amounts and percentages are based on 80,682,390 shares of common stock issued as of December 31, 2012, except as noted for convertible noteholders and warrantholders. As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is considered the beneficial owner of securities that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within such 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

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

Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage
5% Stockholders:
Trust 3 dtd. December 1, 2005 (1)	9,000,000	11.15%
Strative Capital Ltd. (2)	10,312,500	11.33%
Strative Capital Ltd. (3)	10,312,500	11.33%
Lynne R. Graves (4)	32,355,430	40.10%

Executive Officers and Directors:
Harry H. Graves (5)	32,355,430	40.10%
Steven C. Vick	480,000	*
Ernest K. Jacquet	285,000	*
J. Bradley Davis (6)	2,217,881	2.7%
John P. Proctor	163,856	*
William J. Weyand	4,674	*
Daniel W. Dixon (7)	-	*

All executive officers and directors as a group:
(7 persons)	35,506,841	44.01%

Total Shares Outstanding:	80,682,390	100.00%

*	Less than 1%
(1)	Fifth Third Bank, 38 Fountain Square Plaza, Floor 17, Cincinnati, OH 45202, Agent for L.C. Davis, Trustee U/A Trust 3, dtd. December 1, 2005.
(2)
100 King Street, Suite 5700, Toronto, ON M5X 1C7 Canada. 4% subordinated secured convertible note due August 31, 2017 convertible into 10,312,500 shares of common stock contains right to vote shares. Ownership percentage is based on total of 90,994,890 shares.

(3)
100 King Street, Suite 5700, Toronto, ON M5X 1C7 Canada. Warrants for 10,312,500 shares of common stock are exercisable at any time through September 24, 2022. Voting power is contingent on exercise of warrants. Ownership percentage is based on total of 90,994,890 shares.

(4)	Includes 28,235,860 shares beneficially owned by Mrs. Graves’ spouse.
(5)	Includes 4,119,570 shares beneficially owned by Mr. Graves’ spouse.
(6)
Mr. Davis owns 188,500 shares directly.  Beneficial ownership includes 93,333 shares owned by his spouse, 1,557,142 shares owned by Ridge Advisors Inc., where Mr. Davis is principal, 600,667 shares owned by Ridge Capital Partners LLC, where Mr. Davis is a 50% partner and holds 50% of voting and investment power, and 157,143 shares owned by Ridge Capital Holdings LLC, where Mr. Davis is a 50% partner and holds 50% of voting and investment power.

(7)	Mr. Dixon’s employment agreement calls for a grant of 50,000 shares of the Company’s common stock to be vested on January 1, 2015.

Equity Compensation Plan Information

As of December 31, 2012, the Company had no equity compensation plans under which our equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions.

The following is a description of transactions, since January 1, 2012, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and to which any related person had or will have a direct or indirect material interest:

On September 24, 2012, the Company’s subsidiary, Lima Energy, acquired from GEI an approximately 200 million BOE Energy Asset composed of approximately 50 million net tons of Illinois Basin coal located in Vigo County Indiana pursuant to a Purchase and Sale Agreement between Lima Energy and GEI.  In connection with this agreement, the Company issued 2,500,000 shares of common stock to GEI pursuant to the terms of the Purchase and Sale Agreement as described elsewhere.

On September 24, 2012, the Company issued 1,100,000 shares of common stock to GEI pursuant to a subscription agreement.

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

Director Independence

Although we are not presently required to have independent directors, on March 1, 2013 we appointed three independent directors to the board until the next annual stockholders’ meeting.   We intend to comply with future governance requirements to the extent they become applicable to us relating to the number of independent directors composing our board and we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Item 14.  Principal Accounting Fees and Services

The following table presents the fees billed for professional audit services rendered by KWCO, PC (formerly Killman, Murrell and Company, P.C.) for fiscal years 2012 and 2011 and fees billed for other services rendered by KWCO, PC for fiscal years 2012 and 2011.

	2012	2011
Audit Fees	$52,159	$80,172
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$52,159	$80,172

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

3.	Exhibits: The exhibits to this report are listed on the Exhibit Index below.

EXHIBIT INDEX

No.	Description

2.1[1]	Exchange Agreement, dated December 4, 2009 By and among BigStar Entertainment, Inc., USA Synthetic Fuel Corporation, Shareholder of USASF, and Pegasus Funds LLC

2.2[2]
Letter dated July 21, 2010 clarifying expiration of obligation to issue additional shares pursuant to the terms of the Exchange Agreement, dated December 4, 2009 by and among BigStar Entertainment, Inc., USA Synthetic Fuel Corporation, Shareholder of USASF, and Pegasus Funds LLC.

3.1[1]	USA Synthetic Fuel Corporation - Restated Certificate of Incorporation

3.2[1]	Bylaws of USA Synthetic Fuel Corporation

4.1[1]	Specimen certificate for shares of common stock

4.2[5]
Note Purchase Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company, Third Eye Capital Corporation as administrative agent, and the holders of notes party thereto, dated as of September 24, 2012+

4.3[5]
First Lien Parent Guaranty by and between USA Synthetic Fuel Corporation and Third Eye Capital Corporation, as administrative agent for the holders of notes under the Note Purchase Agreement, dated September 24, 2012

4.4[5]
First Lien Subsidiary Guaranty by and among Cleantech Energy Company, Cleantech Corporation, and Third Eye, as administrative agent for the holders of notes under the Note Purchase Agreement, dated September 24, 2012

4.5[5]
Royalty Agreement by and between Lima Energy Company, Third Eye Capital Corporation, as administrative agent for certain royalty investors, and the royalty investors from time to time party thereto, dated as of September 24, 2012+

4.6[5]
Unit Purchase Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company, Third Eye Capital Corporation as administrative agent, and the unit purcahsers party thereto, dated as of September 24, 2012+

4.6A[7]	First Amendment to Unit Purchase Agreement, October 2, 2012

4.7[5]
Second Lien Parent Guaranty by and between USA Synthetic Fuel Corporation and Third Eye Capital Corporation, as administrative agent for the unit purchasers under the Unit Purchase Agreement, dated September 24, 2012

4.8[5]
Second Lien Subsidiary Guaranty by and among Cleantech Energy Company, Cleantech Corporation, and Third Eye, as administrative agent for the unit purchasers under the Unit Purchase Agreement, dated September 24, 2012

4.9[5]	Registration Rights Agreement by and between USA Synthetic Fuel Corporation and Strative Capital, Ltd., dated as of September 24, 2012

4.10[5]
First Lien Security Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company, Cleantech Energy Company, Cleantech Corporation, and Third Eye Capital Corporation as administrative agent to the holders under the Note Purchase Agreement, dated September 24, 2012+

4.11[5]
Second Lien Security Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company, Cleantech Energy Company, Cleantech Corporation, and Third Eye Capital Corporation as administrative agent to the investors under the Unit Purchase Agreement, dated September 24, 2012+

4.12[5]
Intercreditor and Subordination Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company, Global Energy, Inc., Cleantech Energy Company, Cleantech Corporation, Harry H. Graves and Third Eye Capital Corporation as administrative agent to the first lien secured parties under the Note Purchase Agreement, Third Eye Capital Corporation as administrative agent to the second lien secured parties under the Unit Purchase Agreement, and Third Eye Capital Corporation as administrative agent to the third lien secured parties, dated September 24, 2012

4.13[5]
Subordination Agreement by and among Lima Energy Company, Global Energy, Inc., and Third Eye Capital Corporation as administrative agent to the investors pursuant to the Unit Purchase Agreement, dated as of September 24, 2012

4.14[8]	Employment Agreement by and between USA Synthetic Fuel Corporation and Daniel W. Dixon, effective as of January 1, 2013*

10.1[2]	License Agreement between GEC and Lima Energy

10.2[1]	Revision to License Agreement between GEC, Lima Energy, and ConocoPhillips, July 30, 2003

10.3[1]	EPC Agreement Lima Energy Co and Gasification Engineering Corp -

10.4[1]	Reserved by Company

10.5[1]	Amended and Restated SNG Purchase and Sale Agreement- August 13, 2007

10.5a[1]	First Amendment, effective as of January 1, 2008, P&G Restated SNG Agreement

10.5b[1]	Second Amendment, effective as of June 1, 2008, P&G Restated SNG Agreement

10.5c[1]	Third Amendment, effective as of July 2008, P&G Restated SNG Agreement

10.5d[1]	Fourth Amendment, effective as of October 30, 2008, P&G Restated SNG Agreement

10.5e[1]	Fifth Amendment, effective as of January 1, 2009, P&G Restated SNG Agreement

10.5f[1]	Sixth Amendment, effective as of April 1, 2009, P&G Restated SNG Agreement

10.5g[1]	Seventh Amendment, effective as of July 1, 2009, P&G Restated SNG Agreement

10.5h[1]	Eighth Amendment, effective as of October 1, 2009, P&G Restated SNG Agreement

10.5i[1]	Ninth Amendment, effective as of April 1, 2010, P&G Restated SNG Agreement

10.5j[1]	Letter Amendment Definition of Facility, effective October 28, 2008, P&G Restated SNG Agreement

10.6[1]	Form of Indemnification Agreement entered into by and between USA Synthetic Fuel Corporation and each of its directors, executive officers, and key consultants

10.7[2]	Carbon Dioxide Sales Agreement, dated March 17, 2008, by and between Lima Energy Company and Cambridge Resources, LLC.

10.8[1]	Stock Purchase Agreement Among USA Synthetic Fuel Corporation, Global Energy, Inc., and Lima Energy Company, June 11, 2010

10.9[1]	Senior Secured Note by USA Synthetic Fuel Corporation to the order of Global Energy, Inc., June 11, 2010

10.10[1]	Energy Contract: Barrel of Oil Equivalent (BOE) Purchase & Sale Agreement between Cleantech Energy Company and Interfuel E&P Ltd., June 18, 2010

10.11[2]	Strategic Alliance Agreement, dated December 21, 2006, between Global Energy, Inc. and Oxbow Carbon & Minerals LLC

10.12[2]	Draft – Real Estate Acquisition and Development Agreement by and between The City of Lima, Ohio and Lima Energy Company, Dated as of July 1, 2010 – Draft version subject to change

10.13[3]	First Amendment to Senior Secured Note by USA Synthetic Fuel Corporation to the order of Global Energy, Inc., dated March 15, 2011

10.14[3]	Investment Agreement between Kodiak Capital Group, LLC and USA Synthetic Fuel Corporation, dated April 6, 2011

10.15[3]	Registration Rights Agreement between Kodiak Capital Group, LLC and USA Synthetic Fuel Corporation, dated April 6, 2011

10.16[4]	Reserve Equity Financing Agreement between AGS Capital Group, LLC and USA Synthetic Fuel Corporation, May 16, 2011

10.17[4]	Registration Rights Agreement between AGS Capital Group, LLC and USA Synthetic Fuel Corporation, May 16, 2011

10.18[5]	Purchase and Sale Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company and Global Energy, Inc., dated as of September 24, 2012

10.19[5]	Employment Agreement by and between USA Synthetic Fuel Corporation and Steven C. Vick, dated September 24, 2012*

10.20[5]	Employment Agreement by and between USA Synthetic Fuel Corporation and Harry H. Graves, dated September 24, 2012*

10.21[6]	Real Estate Acquisition and Development Agreement by and between The City of Lima, Ohio and Lima Energy Company, dated October 26, 2012

21.1[1]	Subsidiaries of USA Synthetic Fuel Corporation

23.1[9]	Consent of Independent Registered Public Accounting Firm

31.1[9]	Certification of Principal Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2[9]	Certification of Principal Financial Officer Pursuant to Rule 13a-14 or Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1[9]	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS[9]	XBRL Instance Document

101.SCH[9]	XBRL Taxonomy Extension Schema Document

101.CAL[9]	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF[9]	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB[9]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE[9]	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Incorporated by reference from Registrant’s Registration Statement on Form 10 filed on July 29, 2010

[2]	Incorporated by reference from Registrant’s Registration Statement on Amendment No. 1 to Form 10 filed on October 21, 2010

[3]	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on April 10, 2011

[4]	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 25, 2011

[5]	Incorporated by reference from Registrant’s Current Report on Form 8-K, Amendment 1, filed on October 3, 2012

[6]	Incorporated by reference from Registrant’s Current Report on Form 8-K, filed on November 1, 2012

[7]	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2012

[8]	Incorporated by reference from Registrant’s Current Report on Form 8-K, filed on December 3, 2012

[9]	Filed Herewith

*	Indicates a management contract or compensatory plan or arrangement.

+
The Company has requested confidential treatment of certain information contained in this exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to an application by the Company for confidential treatment under 17 C.F.R. § 200.80 (b)(4) and § 240.24b-2.

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

REFERENCES CITED

References cited, and which may be found, within this Annual Report on Form 10-K for the year ended December 31, 2012 are taken from the following:

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

7.	CME Group, Energy Products, Henry Hub Natural Gas Futures, Data Obtained as of Trade Date: January 11, 2013 <http://www.cmegroup.com/trading/energy/natural-gas/natural-gas.html.>
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

Dated April 15, 2013	USA SYNTHETIC FUEL CORPORATION

	By:	/s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

	By:	/s/ Daniel W. Dixon
Name: Daniel W. Dixon
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and as of April 15, 2013.

Signature	Title
/s/ Daniel W. Dixon	Chief Financial Officer
Daniel W. Dixon	(Principal Financial Officer)

/s/ Dr. Steven C. Vick	President, Chief Executive Officer
Dr. Steven C. Vick	Director (Principal Executive Officer)

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

USA SYNTHETIC FUEL CORPORATION	Page

Report of Independent Registered Public Accounting Firm KWCO, PC.	F-2
Consolidated Balance Sheet as of December 31, 2011 and December 31, 2012	F-3
Consolidated Statement of Operations for the Period November 30, 2009 (Inception) to December 31, 2912 and for the Years Ended December 31, 2011 and 2012	F-5
Consolidated Statement of Stockholders’ Deficit for the Period November 30, 2009 (Inception) to December 31, 2012 and for the Years Ended December 31, 2011 and 2012	F-6
Consolidated Statement of Cash Flows for the Period November 30, 2009 (Inception) to December 31, 2012 and for the Years Ended December 31, 2011 and 2012	F-8
Notes to Consolidated Financial Statements	F-10

KWCO, PC
Certified Public Accountants

1931 East 37th Street, Suite 7	2626 Royal Circle
Odessa, Texas 79762	Kingwood, Texas 77339
(432) 363-0067	(281) 359-7224
Fax (432) 363-0376	Fax (281) 359-7112

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
USA Synthetic Fuel Corporation
(A Development Stage Company)
Cincinnati, Ohio  45202

We have audited the accompanying consolidated balance sheets of USA Synthetic Fuel Corporation (a Development Stage Company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and for the period November 30, 2009 (inception) to December 31, 2012. USA Synthetic Fuel Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Synthetic Fuel Corporation (a Development Stage Company) as of December 31, 2012 and 2011, and the results of its consolidated operations and cash flows for the years ended December 31, 2012 and 2011, for the period November 30, 2009 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit, a deficit accumulated during the development stage and has incurred significant losses since inception which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the consolidated financial statements. The 2012 and 2011 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KWCO, PC
KWCO, PC
Odessa, Texas
April 15, 2013

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

Assets

	December 31,
	2012	2011

Current Assets

Cash	$2,996,312	$1,117
Prepaid Expense	7,500	–
Prepaid Interest	2,185,923	–
Total Current Assets	5,189,735	1,117

Property, Plant & Equipment

Lima Energy Project	2,629,584	–
Furniture & Fixtures	5,123	–
Property, Plant & Equipment	2,634,707	–

Other Assets

Restricted Cash	3,001,609	–
Escrowed Cash	250,000	–
BOE Energy	25,568,863	1
Total Other Assets	28,820,472	1

Total Assets	$36,644,914	$1,118

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts Payable	$313,854	$415,100
Advances from Related Parties	154,257	115,400
Accrued Expenses	139,058	18,345
Payroll Liabilities	1,398,068	1,353,776
Land Purchase Liability	100,000	–
Notes Payables	–	53,000
Total Current Liabilities	2,105,237	1,955,621

Long Term Liabilities

Land Purchase Liability	200,000	–
Notes Payable, net of debt discount of $5,536,065	27,713,935	–
Total Long Term Liabilities	27,913,935	–

Total Liabilities	30,019,172	1,955,621

(Continued)
The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETICFUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
(continued)

	December 31,
	2012	2011

Stockholders’ Equity (Deficit)

Preferred stock, $0.0001 par value 9,925,153 shares
authorized, none issued or outstanding	$–	$–
Series A super voting preferred stock, $0.0001 par value,
2 shares authorized, none issued or outstanding	–	–
Series B preferred stock, $0.0001 par value, 74,845 shares
authorized, none issued or outstanding	–	–
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 80,682,390 and 76,425,248 shares issued
and outstanding at 2012 and 2011, respectively	8,067	7,641
Additional paid-in capital	21,233,603	8,309,929
Deficit accumulated during the development stage	(14,615,929)	(10,272,074)

	6,625,741	(1,954,504)
Non-controlling interest	1	1

Total Stockholders’ Equity (Deficit)	6,625,742	(1,954,503)

Total Liabilities and Stockholders’ Equity (Deficit)	$36,644,914	$1,118

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative Total
			November 30,
			2009 (inception) to
	Years Ended December 31,		December 31,
	2012	2011	2012

Cost and expenses

General and Administrative Expenses	$(2,619,424)	$(1,794,315)	$(5,861,009)
Impairment Expense	–	–	(6,439,429)
(Loss) from operations before
other income (expense) and
income taxes	(2,619,424)	(1,794,315)	(12,300,438)

Other Income (Expense)

Other Income	70,812	–	70,812
Derivative Expense	(314,500)	–	(314,500)
Interest Expense	(1,480,743)	(338,070)	(2,071,803)
Total Other Income (Expense)	(1,724,431)	(338,070)	(2,315,491)

(Loss) before income taxes	(4,343,855)	(2,132,385)	(14,615,929)

Provision for Income Taxes	–	–	–

Net (Loss)	$(4,343,855)	$(2,132,385)	$(14,615,929)

Net Loss Per Common Share – Basic
And Diluted	$(0.06)	$(0.03)

Weighted Average Number of Common
Shares Outstanding	78,027,628	75,449,573

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS EQUITY (DEFICIT)
For the Years Ended December 31, 2012 and 2011 and For the Period November 30, 2009 (Inception) to December 31, 2012

									Deficit
	Series A		Series B						Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Additional		During
		Par		Par		Par	Paid-in	Retained	Development
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stage	Total

Balance November 30, 2009
prior to restructure in anticipation
of Subsidiary Acquisition on
December 4, 2009	2	$–	–	$–	159,100	$16	$47,849,914	$(47,849,930)	$–	$–

Exchange Series A Super Voting
Preferred Stock for Series B
Preferred Stock	(2)	–	2,095	–	–	–	–	–	–	–

Stockholder Contribution	–	–	–	–	–	–	3,608	–	–	3,608

Acquisition of Subsidiary Recognized
as Reverse Merger	–	–	72,750	7	–	–	(47,849,837)	47,849,930	–	100

Conversion of Preferred Stock	–	–	(74,845)	(7)	74,840,900	7,484	(7,477)	–	–	–

Net Loss	–	–	–	–	–	–	–	–	(3,608)	(3,608)
Balance December 31, 2009	–	–	–	–	75,000,000	7,500	(3,792)	–	(3,608)	100

Employee Stock Compensation	–	–	–	–	6,250	–	170,049	–	–	170,049

Stockholder Contribution	–	–	–	–	–	–	145,000	–	–	145,000

Net Loss	–	–	–	–	–	–	–	–	(8,136,081)	(8,136,081)
Balance December 31, 2010	–	–	–	–	75,006,250	7,500	311,257	–	(8,139,689)	(7,820,932)

Shares Issued for Services	–	–	–	–	328,253	33	340,452	–	–	340,485

Shares Exchanged for Debt and
Interest	–	–	–	–	1,090,745	108	7,658,220	–	–	7,658,328

Net Loss	–	–	–	–	–	–	–	–	(2,132,385)	(2,132,385)
Balance December 31, 2011	–	$–	–	$–	76,425,248	$7,641	$8,309,929	$–	$(10,272,074)	$(1,954,504)

(Continued)
The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS EQUITY (DEFICIT)
For the Years Ended December 31, 2012 and 2011 and For the Period November 30, 2009 (Inception) to December 31, 2012

									Deficit
	Series A		Series B						Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Additional		During
		Par		Par		Par	Paid-in	Retained	Development
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stage	Total

Shares Issued for cash	–	–	–	–	1,100,000	110	10,999,890	–	–	11,000,000

Notes Payable and interest
Converted	–	–	–	–	657,142	66	22,934	–	–	23,000

Derivative Liability related
To note payable conversion	–	–	–	–	–	–	314,500	–	–	314,500

Shares exchanged in part
for BOE Asset	–	–	–	–	2,500,000	250	399,750	–	–	400,000

Debt Discount Related to
Convertible Note Payable	–	–	–	–	–	–	1,186,600	–	–	1,186,600

Net Loss	–	–	–	–	–	–	–	–	(4,343,855)	(4,343,855)

Balance December 31, 2012	–	$–	–	$–	80,682,390	$8,067	$21,233,603	$–	$(14,615,929)	$6,625,741

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative Total
			November 30,
			2009 (inception) to
	Years Ended December 31,		December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(4,343,855)	$(2,132,385)	$(14,615,929)

Adjustment to reconcile net loss to net cash
used in operating activities

Employee stock compensation	–	–	170,049
Note payable redemption fee	133,433	–	133,433
Debt discount amortization	476,899	–	476,899
Stock issued for services	–	340,485	340,485
Expenses contributed by stockholder	–	–	148,608
Impairment expense	–	–	6,439,429
Derivate expense	314,500	–	314,500

Change in operating assets and liabilities:

Prepaid expenses	(7,500)	–	(7,500)
Prepaid interest	(2,185,923)	–	(2,185,923)
Accounts payable	(101,246)	298,109	313,854
Accrued expenses	(12,720)	(35,000)	5,625
Payroll liabilities	44,292	904,997	1,681,403
Accrued interest	–	338,070	591,060
Net cash provided by operating activities	(5,682,120)	(285,724)	(6,194,007)

CASH FLOWS USED IN INVESTING ACTIVITIES

Lima Project-Land Liability	300,000	_-	300,000
Lima Project-Site Work	(628,526)	–	(628,526)
Lima Project-Land	(2,001,057)	–	(2,001,057)
Furniture & Fixtures	(5,123)	–	(5,123)
BOE Energy	(25,168,863)	–	(25,168,863)
Escrowed cash	(250,000)	–	(250,000)
Restricted cash	(3,001,609)	–	(3,001,609)
Net cash provided by operating activities	(30,755,178)	–	(30,755,178)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	11,000,000	–	11,000,100
Advances from related parties	38,857	233,801	498,761
Notes payable, long term	30,250,000	–	30,250,000
Loan fees, long term debt	(1,773,614)	–	(1,773,614)

(Continued)
The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(continued)

			Cumulative Total
			November 30,
			2009 (inception) to
	Years Ended December 31,		December 31,
	2012	2011	2012

CASH FLOWS FROM FINANCING ACTIVITIES (CONTINUED)

Note payable, short term:
Proceeds	$52,500	$53,000	$105,500
Payments	(135,250)	–	(135,250)
Net cash provided by financing activities	39,432,493	286,801	39,945,497

Net increase in cash	2,995,195	1,077	2,996,312

Cash at beginning of the period	1,117	40	–
Cash at end of period	$2,996,312	$1,117	$2,996,312

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Interest paid	$906,174	$–	$906,174
Income taxes paid	$–	$–	$–

NON CASH INVESTING AND FINANCING ACTIVITIES

Lima property	$–	$–	$(6,439,429)
Note payable	–	–	6,439,429
Other asset	–	–	–
Non-Controlling interest	–	–	–
Stock issued for debt and accrued interest	–	7,658,328	7,658,328
Accrued interest	–	(591,060)	(591,060)
Note payable, Lima	–	(6,439,429)	(6,439,429)
Advances from related parties	–	(344,504)	(344,504)
Payroll liabilities	–	(283,335)	(283,335)
Notes Payable	(23,000)	–	(23,000)
Common Stock	66	–	66
Paid-in Capital	22,934	–	22,934
Debt Discount	(1,186,600)	–	(1,186,600)
Paid-in Capital	1,186,600	–	1,186,600
Other asset	–	–	(1)
Non-Controlling Interest	–	–	1
BOE Energy	(400,000)	–	(400,000)
Paid-in-capital	399,750	–	399,750
Common Share	250	–	250

	$–	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

USA Synthetic Fuel Corporation (“USASF” or the “Company”), together with its subsidiaries, is an environmental energy company focused on low cost clean energy solutions from the deployment of proven
Ultra Clean BTU Converter technology.  The Company intends to build, own and operate synthetic fuel production facilities, to convert lower value, solid hydrocarbons such as coal, renewables and petroleum coke into higher value, environmentally cleaner energy sources.  As part of its integrated business strategy, the Company intends to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations.

The major activities in 2012 focused on contracting and financing related to the build out of its commercial Ultra Clean BTU Converter facilities.  Completion of the contract work to fully commit planned production from both its Lima Energy Facility and its Cleantech Energy facility is anticipated in 2013.  Financing progress for the Lima Energy facility was made in 2012, and is targeted to be completed during 2013.

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

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cleantech Corporation, Lima Energy Company, Cleantech Energy Company and USASF S.à.r.l. a Luxembourg special purpose vehicle, and have been prepared in accordance with generally accepted accounting principles in the United States.  All intercompany transactions and account balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the report period.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions and conditions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Consolidated Statement of Cash Flows.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company measures its options and warrants at fair value in accordance with ASC 820. 820 specifies a valuation hierarchy based on whether the inputs to those valuations techniques are observable of unobservable.  Observable inputs reflect market data obtained from independent sources; unobservable inputs reflect the Company’s own assumptions.  These two types of inputs have created the following fair value hierarchy:

Level 1 - Quoted prices for identical instruments in active markets;

Level 2 - Quoted prices for similar instruments in active markets, quoted process for identical or similar instruments in markets that are not active, and model–derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuations techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value.  The fair values of various stock and warrant transactions for services issued at December 31, 2012 and 2011 were as follows:

	Markets for
	Identical Assets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3	Total

2012

Derivative liability for
converted common share	$–	$314,500	$–	$314,500
Warrants issued, recorded
as debt discount	$–	$1,186,600	$–	$1,186,600

2011

Stock for Services	$–	$340,485	$–	$340,485

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Federal Income Tax

Income taxes are accounted for under the assets and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss per Share

Basic earnings per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive.

Impairment of Long-lived Assets

In accordance with ASC Topic 360-10-05, “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the carrying value of property, plant & equipment and definite-lived assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations.  If an impairment exists, the net book values are reduced to fair values as warranted.

In December 2010 the Company determined that its investment in Lima’s initial construction was impaired and the Company recognized an impairment charge of $6,439,429.

Furniture & Fixtures

Furniture and Fixtures are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally three to fifteen years. There is no depreciation expense for the years ended December 31, 2012 and 2011.

Stock Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123 (R)”) to account for stock-based compensation under ASC 718 and ASC 605, Compensation-Stock Compensation.  The Codification requires that all stock-based compensation be recognized as expense in the financial statements and such cost be measured at the fair value of the award at the grant date.  An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense.  ASC 718 requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows.  During the year ended December 31, 2012 and 2011, respectively, the Company issued no stock awards to employees and issued no stock options or warrants in connection with employee compensation.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk and Fair Value of Financial Instruments

The Company maintains cash balances at financial institutions, which at times exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

The carrying amount of cash and cash equivalents, escrowed cash, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Compensated Absences

The Company has not accrued a liability in accordance with ASC 710, as the amount of the liability cannot be reasonably estimated at December 31, 2012 and 2011.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2012 and 2011 amounted to $29,855 and $22,150, respectively.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and it legal counsel assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, The Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

In the assessment of a contingency indicates that it is possible that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed.

Reclassifications

Certain reclassifications have been made to previously reported amounts, so that the prior year’s presentation is comparative with the current year’s presentation.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impacts its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business.  As of December 31, 2012, the Company has a deficit accumulated during the development stage and has incurred significant losses since inception.  Further losses are anticipated in the development stage raising substantial doubt as the Company’s ability to continue as a going concern.  The Company plans to acquire sufficient capital from its investors or other debt financings with which to pursue its business plan.  There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet it objectives.

Note 4 – COMMON STOCK

The Company is the successor company to Big Star Entertainment, Inc. (“BGST”), following a reverse merger undertaken pursuant to an Exchange Agreement dated as December 4, 2009 between Cleantech Corporation (originally known as USA Synthetic Fuel Corporation) and BGST.  Under the Exchange Agreement, all of the outstanding shares of Cleantech Corporation common stock (100 shares), which were owned by Global Energy, Inc. (“GEI”), were exchanged for 97% (72,750,000 shares) of the newly authorized and issued common shares of USASF, after giving effect to certain surrenders, conversions and a reverse split of the then outstanding shares of BGST common stock.  The remaining 3% (2,250,000 shares) of the Company’s authorized and issued common stock consisted of 2,090,900 newly issued shares, which were owned by the former holder of BGST’s Series A Super Voting preferred shares, and 159,100 of registered shares, which were owned by BGST common stockholders immediately prior to the reverse merger.

The total number of shares of stock the Company is authorized to issue is 310,000,000, consisting of two classes:

●	300,000,000 shares of common stock, $0.0001 par value

●	10,000,000 shares of all series of preferred stock, $0.0001 par value

The Company’s Board of Directors is authorized to designate the rights and privileges of each series of preferred stock issued.  The following designated series of preferred have been authorized but no shares are issued as of December 31, 2012:

 Series A Super Voting Preferred Stock (“Series A”)

●	Authorized number of shares is two (2) (none issued)

●	Number of authorized shares may not be increased or decreased without written consent of the holders of the Series A.

●	Shares not entitled to receive dividends

●	Each share of the Series A shall entitle the holder to vote those numbers of common shares equivalent to the authorized common shares of the Company.

●	Each share of Series A shall be redeemable at any time by the Company for $110,000.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 4 – COMMON STOCK (continued)

Series A Super Voting Preferred Stock (“Series A”) (continued)

●	The Series A Super Voting Preferred stock was exchanged for 2,095 shares of Series B stock at December 31, 2009.

Series B Preferred Stock

●	Authorized number of shares is seventy four thousand eight hundred and forty five (74,845).

●
Each share of Series B shall be convertible into one thousand (1,000) shares of common stock and entitles the holder thereof to vote those number of common shares at any time based on the conversion ratio.

●	Upon any liquidation, dissolution or winding up of the Company, the holders of the Series B, will be treated as common stockholders.

●	The Series B stock was converted into shares of common stock on January 29, 2010. There are no outstanding shares of Series B Preferred Stock.

The Exchange Agreement included a provision that the owners of the Series A Super Voting preferred stock could not be diluted in their ownership percentage by transactions related to future asset acquisitions from Global Energy, Inc.  This provision terminated on September 24, 2010 when the Company’s Form 10 became effective.

Stock Rights

Shares Issued for Services

In 2010, the Company employed four (4) individuals whereby a portion of their salary expense was accrued and payable in the Company’s common stock, consisting of an aggregate value of $170,049 and 6,250 shares of common stock as of December 31, 2010.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 4 – COMMON STOCK (continued)

Shares Exchanged for Debt and Interest (continued)

In 2011, the Company issued 1,004,356 shares of common stock for accrued note principle and interest, aggregating $7,030,489, owed to Global Energy, Inc.  On May 24, 2012 and June 7, 2012 the Company converted notes payable of $8,000 and $15,000 into 657,142 common shares.

Cleantech Energy Company Preferred Stock

The Company’s wholly owned subsidiary, Cleantech Energy Company issued 714,041 shares of no par value preferred stock to the owner of the solid hydrocarbons to be used in the gasification process in 2010.

Warrants

On September 24, 2012 the Company issued a warrant to purchase 10,312,500 shares of the Company’s common stock for $0.48 with a life of five (5) years.  The warrant was issued in connection with a convertible note payable.  The aggregate value of the warrant shares was $1,186,600 and was recorded as debt discount.  The Black-Sholes model was used to compute the value of the warrant and the assumption used were:

Estimated fair value	$0.12
Expected life (years)	2.5
Risk free interest rate	0.35%
Volatility	291%
Dividend yield	–

Risk-free interest rate – This is the yield on U.S. Treasury Securities posted at the date of grant having a term equal to the expected life of the warrant.

Expected life – years – This is the period of time over which the warrant granted is expected to remain outstanding.  Warrants granted by the Company had a maximum term of five years.

Expected volatility – Actual changes in the market value of stock are used to calculate the volatility assumption.

Dividend yield – This is the annual rate of dividends per share over the exercise price of the warrant.  The Company does not currently pay dividends and has no immediate plans to do so in the near future.

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
December 31, 2012 and 2011

NOTE 5 – INCOME TAXES (continued)

The Company is subject to federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011

Net loss	$4,343,855	$2,132,385
Income tax rate	X 35%	X 35%
Income tax benefit	1,520,349	746,335
Permanent differences	(110,551)	(119,170)
Valuation allowance change	(1,409,798)	(627,165)
Deferred income tax (benefit)	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes.  The significant components of future income tax assets and liabilities at December 31, are as follows:

	2012		2011
Net operating loss		$2,521,787		$1,111,989
Asset impairment		2,253,800		2,253,800
Total deferred tax assets		4,775,587		3,365,789
Valuation allowance		(4,775,587)		(3,365,789)
Net deferred tax assets		$–		$–
Total deferred income tax (liability)	$		$

The Company has recognized a valuation allowance for the deferred tax assets for which it is more likely than not that the realization will not occur.  The valuation allowance is reviewed periodically.  When circumstances change and this causes a change in management’s judgment about the reliability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The net operating loss carryforwards for income tax purposes are approximately $7,236,000 and will begin to expire in 2029.

Pursuant to Section 382 of the Internal Revenue Code, use of Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership greater than 50% in a moving three year period.  Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date.

NOTE 6 – GUARANTEES AND INDEMNIFICATIONS

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity.  The term of the indemnification period is for the officer’s or director’s lifetime.  The maximum amount of potential future indemnification is unlimited; however, we plan to have a director and officer insurance policy that will limit our exposure and may enable us to recover a portion of any future amounts paid.  We believe the fair value of these indemnification agreements is minimal.  Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2012.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 7 – ASSET ACQUISITIONS

In June 2010, the Company entered into an agreement and acquired from Global Energy, Inc., a related party, all of the outstanding stock of Lima Energy Company.  Lima Energy Company is the project company for the Lima Energy Project, an Ultra Clean BTU Conversion project under development and initial construction in Lima, Ohio. The Lima Energy Project is permitted for construction with 100,000 sq. ft. of engineered concrete already in place.  This Project is designed to convert solid hydrocarbons (petcoke, for example) in a closed system into low cost, clean energy products such as synthetic natural gas (SNG), electricity, and hydrogen.  The Project consists of two (2) phases which are: 1) GAS 1, designed to produce 14 billion cubic feet per year (BCF/yr) of SNG: and 2) GAS 2, designed to produce 33 BCF/yr of SNG.  In addition, the Project will capture 100% of the CO2 produced during the SNG manufacture, which the Company has a contract to sell to a third party for full utilization in enhanced oil recovery and carbon capture and storage.  In exchange for Lima Energy stock, The Company has agreed to pay Global Energy $6,439,429 which represents the book value of construction-in-progress to date, and Global Energy has retained a 50% equity interest in Gas 1, the first phase of the Lima Energy Project.  The construction in progress is located on land owned by the City of Lima and will only become available for use by the Company when funding for the project is obtained and certain other conditions are met; therefore the entire investment in the asset is considered impaired by the Company’s management.  The Company has recognized an impairment charge of $6,439,429.  Payment of this consideration was made with a senior secured note to Global Energy with 7% per annum accrued interest, which is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or March 31, 2011.  On March 15, 2011 the parties executed an amendment to the note, extending the payment date to September 30, 2011.  The note was converted to equity at September 30, 2011.

In June 2010, Cleantech Energy Company, wholly owned subsidiary, entered into an agreement and acquired approximately 1.02 billion BOE (Barrels of Oil Equivalent) from Interfuel E & P, Ltd.  This solid hydrocarbon BOE energy asset is located adjacent to Cleantech Energy’s proposed Cleantech Energy’s Project, an Ultra Clean BTU Conversion project that is being designed to produce 30.6 million BOE/yr of pipeline quality SNG and capture and fully utilize the CO2 produced during the SNG manufacture, This solid hydrocarbon asset consists of over 700 million gross tons and over 400 million net tons of Powder River Basin (PRB) coal.  Cleantech issued 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.  In future periods when the BOE asset is utilized in the gasification process, Cleantech will record an expense of $0.70 per BOE with a corresponding increase in the Company’s paid in capital.  Once commercial operations have begun, the preferred stock will earn a 5% annual dividend payable on a quarterly basis.  Annual redemptions of preferred stock will be dependent on the net income of Cleantech. Provided there is net income in a given year, Cleantech has the option to redeem such amount of preferred shares that is equal to not less than 7% and not more than 10% of net income in that year.  Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time or, at the option of Cleantech Energy, may be converted to common shares, according to this formula: for every one percent (1%) of the original estimated value of preferred shares (1,020,058,000 BOE X $0.70 = $714,040,600) that is remaining at the time, Interfuel will be entitled to one-half of one percent (0.5%) of common shares then issued and outstanding.  Additionally, Cleantech Energy will pay $70 million to Interfuel upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production.

On September 24, 2012, Lima Energy Company acquired from GEI, a related party, approximately 200 million BOE energy asset consisting of approximately 50 million net tons of Illinois Basin coal located in Vigo County Indiana pursuant to a Purchase and Sale Agreement between Lima Energy and GEI.  The purchase price was $25 million plus closing expenses and debt assumptions, totaling $25,568,863.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 7 – ASSET ACQUISITIONS (continued)

The Indiana asset represents a 50-year fuel supply for Lima Energy Gas 1 and will serve as a hedge against short term fuel supply contracts.  Third Eye Capital Corporation, as agent for the note holders, holds the mortgage on the property, as more fully described herein under “Note Purchase Agreement” and “Unit Purchase Agreement.”  In connection with the Purchase and Sale Agreement, Lima Energy assumed the obligations of GEI under: (i) a demand promissory note dated June 5, 2012 in the original principal amount of $14 million payable to the GEI Notes Agent (the “First GEI Note”), (ii) a demand promissory note dated September 24, 2012 in the original principal amount of $11 million payable to the GEI Notes Agent (the “Second GEI Note” and together with the First GEI Note, the “GEI Notes”), (iii) the Mortgage Assignment of Production, Security Agreement, Fixture Filing and Financing Statement by GEI in favor of the GEI Notes Agent, effective June 5, 2012, which was superseded by the First Lien Mortgage, and (iv) certain other loan documents ancillary to the First GEI Note and the Second GEI Note. The GEI Notes were payable on demand and were repaid by Lima Energy on September 24, 2012, as described herein under “Note Purchase Agreement”.

On October 26, 2012 Lima Energy Company, entered into a Real Estate Acquisition and Development Agreement pursuant to which Lima Energy purchased 63 acres of land from the City of Lima, (the “City”) Ohio, on which it is constructing an environmental energy park with synthetic fuel productions facilities.  The purchase price was $1.5 million.  In connection with the acquisition, Lima Energy agreed that certain funds will be contributed to a non-profit entity over the term of the Agreement for the benefit of long term economic development within the City.  At the signing of the Agreement, Lima Energy made an initial contribution of $100,000.  It will contribute $100,000 per year for the next three years, and, commencing on the second calendar year immediately following commencement of commercial operations, it will contribute annually for 20 years, the lesser of $5.0 million or 10% of net distributable cash flow of the Project, as those terms are defined in the Agreement.

The City has the right to repurchase the Property for a purchase price of $1,500,000 on or after November 1, 2017, if the market value of the Property at the time of exercise of the repurchase right as shown on the real property tax duplicate of County of Allen, Ohio is less than $2,500,000.  Upon the City’s delivery of written notice to the Company of its exercise of its right to repurchase the Property, and delivery of the purchase price of $1,500,000, title to the Property shall revert to the City.  All liens on the Property granted by the Company shall be (i) subordinate to the City’s right to repurchase the Property and the reversion of title to the Property and (ii) to the extent permitted by law, extinguished upon the reversion of the title to the Property to the City upon the City’s exercise of its right to repurchase the Property, provided that any lien so extinguished shall attach automatically and without interruption to all proceeds of the Property arising from such repurchase.    The right of the City to repurchase the Property shall automatically terminate on the earlier to occur of the following (“Repurchase Termination Date”): (i) the date the Company provides to the City reasonable evidence that the market value of the Property shown on the real property taxes duplicate of the County of Allen, Ohio, equals or exceeds $2,500,000 or (ii) November 1, 2020. Upon such termination, at the Company’s request, the City shall promptly execute an instrument duly acknowledged by a notary and in recordable form prepared by the Company acknowledging and confirming the termination of the City’s right to repurchase the Property.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 8 – BORROWING

Short-Term

On November 16, 2011, the Company issued an 8% Convertible Note Payable to an unrelated third party for $53,000.  The Holder of the note has the right to convert the outstanding principal and interest amounts into shares of common stock at a specified conversion price at a date of least 180 days from the date of the note and no later than the maturity date of August 21, 2012.  On May 24, 2012, the Holder converted $8,000 of the principal for 228,571 shares of our common stock.  On June 7, 2012, the Holder converted $15,000 of the principle for 428,571 shares of our common stock.

The conversion right of this convertible note payable is accounted for as an imbedded derivative.  When the two (2) notes were converted, the Company computed the imbedded derivate value using the Black-Sholes pricing model.  The value of the imbedded derivative was computed to be $314,500 using the following Black-Sholes assumptions:

Estimated fair value	$.50
Expected life (years)	.5
Risk free interest rate	.21%
Volatility	347%
Dividend yield	–

Risk-free interest rate – This is the yield on US Treasury Securities posted at the date of grant having a term equal to the expected life of the option.

Expected life – years – This is the period of time over which the conversion right is expected to remain outstanding.

Expected volatility - Actual changes in the market value of stock are used to calculate the volatility assumption.

Dividend yield - This annual rate of dividends per share over the exercise price of the options.  The Company does not currently pay dividends and has no immediate plans to do so in the near future.

On January 17, 2012, the Company issued an 8% convertible promissory note to an unrelated third party for $32,500.  The Holder of the note has the right to convert the outstanding principal and interest amounts into shares of common stock at a specified conversion price at a date at least 180 days from the date of the note and no later than the maturity date of October 19, 2012.

On March 12, 2012, the Company issued an 8% convertible promissory note to an unrelated third party for $20,000.  The Holder of the note has the right to convert the outstanding principal and interest amounts into shares of common stock as a specified conversion price at a date at least 180 days from the date of the note and no later than the maturity date of October 19, 2012.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 8 – BORROWING (continued)

Short-Term (continued)

In 2012 the Company did not file its annual Form 10-K for the year ended December 31, 2011 in a timely manner, therefore, in accordance with the loan agreements set forth above, the Company was assessed a penalty interest of $52,750 which was added to the note balances.  In 2012 the Company recognized total interest expense of $62,161 on these notes.   The following summarizes the short-term notes payable activity for the year ended December 31, 2012:

Amount
Balance, December 31, 2011	$53,000
Borrowings	52,500
Penalty Interest	52,750
Conversion of notes	(23,000)
Payment of Principal, July 2012	(135,250)
Balance, December 31, 2012	$–

Long Term

On September 24, 2012 the Company entered into a “Note Purchase Agreement” and “Unit Purchase Agreement” with Third Eye Capital Corporation, as agent for the note holders.  These agreements include notes with various terms and provisions as set forth below:

Note Purchase Agreement

●	$30,000,000 10% secured note due August 15, 2015.

●
$1,500,000 redemption fee payable in full on maturity of the note.  This fee is being accrued ratably over the three (3) years note period and recognized as interest expense.  Expense for the year ended December 31, 2011 was $133,433.

●	Note secured by all assets of the consolidated company.

●	$3,000,000 of the note proceeds are to be maintained in the minimum cash blocked account.

●
$3,000,000 prepaid interest was paid in October 2012, which represents the first year’s interest.  At December 31, 2012 the Company had recognized $814,071 of interest expense and the consolidated balance reflected a prepaid interest balance of $2,185,923.

●	$1,773,614 represents the direct fees paid to various parties related to this loan funding which have been recognized as debt discount. The fees are being amortized over the life of the loan on the interest method. Amortized debt discount for the year ended December 31, 2012 was $159,749.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 8 – BORROWING (continued)

Long -Term (continued)

●
The Company agreed to a sales royalty equal to five percent (5%) of the annual gas sales.  The payment of the royalty commencing on the construction, completion and commissioning of the plant or no later than January 1, 2015.  If the Company does not complete the plant or allows other events of default to occur, the Company could be subject to liquidated damages of as much as $250,000,000.

Unit Purchase Agreement

●	$5,000,000 4% subordinated secured convertible note due August 31, 2017.

●
$2,000,000 of the note was to be funded only upon the Company complying with various provisions.  At December 31, 2012 only $250,000 of the loan had been funded (escrowed cash on construction contract). The Company had not complied with all requirements for funding.

●
$3,000,000 represents debt discount and will be recognized as interest expense over the life of the loan, using the interest method.  At December 31, 2012, the Company has recognized $200,000 as interest expense.

●	The Company is paying interest on the entire $5,000,000 balance from September, 2012, which has amounted to $54,260.

●	The note is convertible into the Company’s common stock at $0.48 per share (10,416,667 shares).

●
Issued a warrant to purchase 10,312,500 shares of the Company’s common stock at $0.48.  The warrant was valued at $1,186,600 and was recorded as debt discount.  The debt discount is being amortized on the interest method over the life of the loan.  The interest recognized was $64,400 as of December 31, 2012.

●	Note is secured by all assets of the Company.

The following summarizes the outstanding long-term notes payable at December 31, 2012:

	Amount
10% secured note payable due August 15, 2015	$30,000,000
Less deferred debt discount	(1,613,865)
	28,386,135
4% subordinated secured convertible note payable	3,250,000	(1)
Less deferred debt discount	(3,922,200)
	(672,200)
Total Balance	$27,713,935

(1)	$1,750,000 of note remains unfunded at December 31, 2012.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 9 – RELATED PARTY TRANSACTIONS

Year ended December 31, 2012

Acquisition of BOE Energy Asset

On September 24, 2012, Lima Energy Company acquired from GEI, a related party approximately 200 million BOE energy asset consisting of approximately 50 million net tons of Illinois Basin coal located in Vigo County, Indiana, pursuant to a Purchase and Sale Agreement between Lima Energy and GEI.  The purchase price was $25.4 million, comprised of $25 million in cash and assumed liabilities and 2.5 million shares of common stock of USASF, valued at $0.16 per share or $400,000. This acquisition was accounted for as a transfer between related parties, therefore, the acquisition has been recorded at the historical cost basis of the asset transferred. The Indiana asset represents a 50 year fuel supply for Lima Energy Gas 1 and will serve as a hedge against short term fuel supply contracts.  Third Eye Capital Corporation holds the mortgage on the property, as a more fully described herein under “Note Purchase Agreement” and “Unit Purchase Agreement.”

In connection with the Purchase and Sale Agreement, Lima Energy assumed the obligations of GEI under: (i) a demand promissory note dated June 5, 2012 in the original principal amount of $14 million payable to the GEI Notes Agent (the “First GEI Note”), (ii) a demand promissory note dated September 24, 2012 in the original principal amount of $11 million payable to the GEI Notes Agent (the “Second GEI Note” and together with the First GEI Note, the “GEI Notes”), (iii) the Mortgage, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement by GEI in favor of the GEI Notes Agent, effective June 5, 2012, which was superseded by the First Lien Mortgage, and (iv) certain other loan documents ancillary to the First GEI Note and the Second GEI Note.  The GEI Notes were payable on demand and were repaid by Lima Energy on September 24, 2012.

Year ended December 31, 2011 and 2010

Note Payable

As part of the Lima Energy Company acquisition, the Company issued a senior secured note to Global Energy, Inc. a related party, for $6,439,429, with 7% per annum accrued interest, which is payable at the first to occur of $400 million in Lima Energy financing, an equity offering by the Company of $75 million or more, or March 31, 2011.  The due date of the note was extended to September 30, 2011 on the same terms.  On September 30, 2011, the Company issued 1,004,356 shares of our common stock to Global Energy, Inc. to clear the senior secured note balance of $7,030,489, comprised of the principal amount of $6,439,429 and interest of $591,060 as of September 30, 2011.  Accordingly, the Note has been paid in full as of September 30, 2011 and the security interest has been released.

The Company recorded an expense for the interest on the note of $338,070 and $252,990 for 2011 and 2010, respectively.

Additional Paid-In Capital

For the period ended December 31, 2010, a related party and stockholder of the Company paid expenses on behalf of the Company valued at $145,000.  The amount is reflected in the accompanying financial statements as additional paid-in-capital.

In 2010, a related party provided general and administrative services to the Company, in the amount of $147,734 at December 31, 2010 and paid $95,278 and $78,369 in 2011 and 2010, respectively, for third party expense.  On December 21, 2011, the related party agreed to accept 45,912 common shares of the Company in satisfaction of the amounts paid on behalf of the Company, and therefore the amounts are reflected in additional paid-in-capital at December 31, 2011.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Additional Paid-In Capital (continued)

In 2011, the Chief Financial Officer agreed to convert his accrued salary of $283,335, representing $200,000 accrued for 2011 and $83,335 accrued for 2010, into shares of common stock at $7 per share, or 40,477 shares.  This amount is reflected in both common stock and paid-in-capital.

Stockholder Advances

As of December 31, 2012 and 2011, the Company had loans or advances from stockholders of $154,257 and $115,400 respectively, which includes related party transactions.

Employment Agreements

Harry H. Graves

As of September 24, 2012 the Company entered into an employment agreement with Harry H. Graves to name him Chairman of the Board of Directors for the term of ten years.  The agreement states he will receive an annual salary of $240,000 and an annual bonus, at the sole discretion of the Board of Directors, based on the performance of the Company.

Steven C. Vick

As of September 24, 2012 the Company entered into an employment agreement with Steven C. Vick to name him President and Chief Executive Officer.  The agreement states he will receive an annual salary of $277,000 and an annual bonus, at the sole discretion of the Board of Directors, based on the performance of the Company.

Daniel W. Dixon

As of January 1, 2013 the Company entered into and employment agreement with Daniel W. Dixon to name him Chief Financial Officer. The agreement states he will receive an annual salary of $187,000 and annual bonus based on performance metrics determined by the Board of Directors at a rate of up to seventy percent (70%) of his salary.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On November 16, 2012, the Company entered into an agreement with an unrelated third party to provide site preparation services to our Lima Energy Project.  The contract provides a price not to exceed $1,782,500 and it is expected that the services will be completed by July 1, 2013. The Company made the initial payment of $378,525 in December 2012. The Company has the right to suspend work under the contract at its sole discretion should it deem conditions warrant.

On December 1, 2012 the Company entered into a Design-Build Contract with an unrelated third party to provide design, construction and services for the Technology Innovation Center the Company is constructing at its site in Lima, Ohio.  The cost of the work for this Phase 1 is $2,000,000.  The parties may amend the contract at any time to include the additional phases of the project.   The Company established an escrow account for the $2,000,000 commitment and in December 2012 deposited $250,000 into it.  The remaining $1,750,000 will be deposited in early 2013.  The cost of constructing the Technology Innovation Center is estimated at $9.5M.  The Company may suspend, delay or interrupt the work in whole or in part for such period of time as the Company may determine.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

In 2011, the Company entered into two (2) reserve equity agreements with unrelated third parties, totaling $70 million.  According to current SEC correspondence, the Company’s common stock must be listed on a national securities exchange or quoted on the OTC Bulletin Board prior to the filing of any resale registration statements related to this type of agreement.

The Company signed an engagement letter with an unrelated third party to act as an advisor and provide investment banking services including arranging a bond or note financing based on the BOE Energy asset in the amount of $440 million, which will be used to advance Company projects and provide general growth capital for the Company.

NOTE 11 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855, subsequent events.  ASC 855 establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption in the fourth quarter of 2009 did not have any material impact on the Company’s financial statements.  Accordingly, the Company evaluated subsequent events through the date the financial statements were issued.