Form 10-Q
period 2013-03-31
USA Synthetic Fuel Corp
filed 2013-05-03
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

There were 80,682,390 shares of the Registrant’s Common Stock issued and outstanding on April 30, 2013.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets

Current Assets
Cash	$1,168,272	$2,996,312
Accounts Receivable	4,000	-
Prepaid Expenses	109,589	7,500
Prepaid Interest	1,446,197	2,185,923
Total Current Assets	2,728,058	5,189,735

Property, Plant & Equipment
Lima Energy Project	3,118,071	2,629,584
Furniture & Fixtures, net	15,455	5,123
Total Property, Plant & Equipment	3,133,526	2,634,707

Other Assets
Restricted Cash	3,000,382	3,001,609
Escrowed Cash	749,442	250,000
BOE Energy	25,568,863	25,568,863
Total Other Assets	29,318,687	28,820,472
Total Assets	$35,180,271	$36,644,914

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$463,943	$313,854
Advances from Related Parties	154,257	154,257
Accrued Expenses	303,213	139,058
Payroll Liabilities	1,398,068	1,398,068
Land Purchase Liability	100,000	100,000
Total Current Liabilities	2,419,481	2,105,237

Long Term Liabilities
Land Purchase Liability	200,000	200,000
Notes Payable, net of debt discount of $5,177,394 and $5,536,065,
at March 31, 2013 and December 31, 2012, respectively	28,072,606	27,713,935
Total Long Term Liabilities	28,272,606	27,913,935

Total Liabilities	30,692,087	30,019,172

Stockholders' Equity
Preferred stock, $0.0001 par value, 9,925,153 shares
authorized, none issued or outstanding	-	-
Series A super voting preferred stock, $0.0001 par value,
2 shares authorized, none issued or outstanding	-	-
Series B preferred stock, $0.0001 par value, 74,845 shares
authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 80,682,390 shares issued and
outstanding at March 31, 2013 and December 31, 2012	8,067	8,067
Additional paid-in capital	21,233,603	21,233,603
Deficit accumulated during the development stage	(16,753,487)	(14,615,929)

	4,488,183	6,625,741
Non-controlling interest	1	1

Total Stockholders' Equity	4,488,184	6,625,742

Total Liabilities and Stockholders' Equity	$35,180,271	$36,644,914

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative Total
	Three	Three	November 30,
	Months Ended	Months Ended	2009 (Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
Cost and expenses
General and Administrative Expenses	$(866,100)	$(324,532)	$(6,727,109)
Impairment Expense	-	-	(6,439,429)
(Loss) from operations before other
Income (expense) and income taxes	(866,100)	(324,532)	(13,166,538)

Other Income (Expense)
Interest Income	1,352	-	1,352
Other Income	-	-	70,812
Derivative Expense	-	-	(314,500)
Interest Expense	(1,272,810)	(2,003)	(3,344,613)
Total Other Income (Expense)	(1,271,458)	(2,003)	(3,586,949)
(Loss) before income taxes	(2,137,558)	(326,535)	(16,753,487)
Provision for income taxes	-	-	-

Net (Loss)	$(2,137,558)	$(326,535)	$(16,753,487)

Net Loss per Common Share - Basic
and Diluted	$(0.03)	$(0.00)

Weighted Average Number of Common
Shares Outstanding	80,682,390	76,425,248

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Cumulative Total November 30, 2009 (Inception) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,137,558)	$(326,535)	$(16,753,487)
Adjustment to reconcile net loss to net cash
used in operating activities;

Employee stock compensation	-	-	170,049
Depreciation expense	1,219	-	1,219
Note payable redemption fee	125,100	-	258,533
Debt discount amortization	358,671	-	835,570
Stock issued for services	-	-	340,485
Expenses contributed by stockholder	-	-	148,608
Impairment expense	-	-	6,439,429
Derivative expense	-	-	314,500

Changes in operating assets and liabilities:

Accounts receivable	(4,000)	-	(4,000)
Prepaid expenses	(102,089)	-	(109,589)
Prepaid interest	739,726	-	(1,446,197)
Accounts payable	150,089	62,081	463,943
Accrued expenses	39,055	-	44,680
Payroll liabilities	-	195,033	1,681,403
Accrued interest	-	2,003	591,060
Net cash provided in operating activities	(829,787)	(67,418)	(7,023,794)

CASH USED IN INVESTING ACTIVITIES
Lima Project - Land Liability	-	-	300,000
Lima Project -- Site Work	(488,487)	-	(1,117,013)
Lima Project - Land	-	-	(2,001,057)
Furniture and Fixtures	(11,551)	-	(16,674)
BOE Asset	-	-	(25,168,863)
Escrowed Cash	(499,442)	-	(749,442)
Restricted cash	1,227	-	(3,000,382)
Net cash used in investing activities	(998,253)	-	(31,753,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	11,000,100
Advances from related parties	-	14,157	498,761
Notes payable, long term	-	-	30,250,000
Loan fees, long term debt	-	-	(1,773,614)
Note payable, short term:			-
Proceeds	-	52,500	105,500
Payments	-	-	(135,250)
Net cash provided by financing activities	-	66,657	39,945,497

Net increase (decrease) in cash	(1,828,040)	(761)	1,168,272

Cash at beginning of the period	2,996,312	1,117	-
Cash at end of period	$1,168,272	$356	$1,168,272

(Continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$49,315	$-	$955,489
Income taxes paid	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES

Lima property	$-	$-	$(6,439,429)
Note payable	-	-	6,439,429
Other asset	-	-	(1)
Non-Controlling interest	-	-	1
Stock issued for debt and accrued interest	-	-	7,658,328
Accrued interest	-	-	(591,060)
Note payable, Lima	-	-	(6,439,429)
Advances from related parties	-	-	(344,504)
Payroll liabilities	-	-	(283,335)
Notes payable	-	-	(23,000)
Common stock	-	-	66
Paid-in capital	-	-	22,934
Debt discount	-	-	(1,186,600)
Paid-in capital	-	-	1,186,600
BOE Energy	-	-	(400,000)
Paid-in capital	-	-	399,750
Common stock	-	-	250

	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Notes To The Consolidated Financial Statements March 31, 2013 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission.  Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the period ended December 31, 2012.  In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The consolidated statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the period ended March 31, 2013.  Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business.  As of March 31, 2013, the Company is in the development stage and has incurred significant losses since inception.  Further losses are anticipated in the development stage raising substantial doubt as the Company’s ability to continue as a going concern.  The Company plans to acquire sufficient capital from its investors or other debt financings with which to pursue its business plan.  There can be no assurance that the future operations will be significant and profitable, or that the Company will have sufficient resources to meet it objectives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this interim report Form 10-Q and in our Annual Report on Form 10-K dated December 31, 2012.  We are a development stage company and have had no revenues for the quarter ended March 31, 2013 and had no revenues for quarter ended March 31, 2012.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from operations at our Lima Energy Project, which we estimate will be at a minimum approximately twenty-four to thirty-seven months from funding.

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

As used in this interim report on Form 10-Q, the terms “we,” “our,” “us,” “the Company” and “USASF” mean USA Synthetic Fuel Corporation, a Delaware corporation and its consolidated subsidiaries, unless the context indicates otherwise.

Overview

USA Synthetic Fuel Corporation is an environmental energy company focused on low cost clean energy solutions from the deployment of proven Ultra Clean Btu Converter technology.  USASF is a development stage company and, as of March 31, 2013, had $1,168,272 of cash on hand and restricted cash of $3,000,382 and no inception to date revenues.  We intend to build, own and operate synthetic fuel production facilities, to convert lower value, solid hydrocarbons such as coal, renewables and petroleum coke  (“petcoke”) into higher value, environmentally cleaner energy sources.  These solid hydrocarbons are one class of feedstock that may be used in Ultra Clean Btu Converters in order to produce synthetic gas (“SG”) that can be further processed into ultra clean synthetic fuel products such as synthetic liquid fuels (including ultra clean synthetic crude and liquid transportation fuels such as diesel, gasoline and jet), synthetic natural gas, hydrogen or electric power We initially intend to focus on production of ultra clean synthetic crude.  For the purposes of this interim report on Form 10-Q, hereinafter the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably in the remainder of this interim report on Form 10-Q.

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

The major activities in the quarter ending March 31, 2013 focused on contracting, financing and ongoing site work related to the build out of our commercial Ultra Clean Btu Converter facilities.  Most of the activities centered on the Lima Energy Project.  To date the Company has committed $900,000 to forward construction on our Technology Innovation Center and $730,867 for continued construction-related activities at the Project site.

On September 24, 2012, the Company completed a $35 million investment transaction with Third Eye Capital Corporation of Toronto, Canada (“Third Eye”) that provided substantial growth capital to enable the Company’s business plan to accelerate. The transaction focused on moving the Company’s Lima Energy Gas 1 Phase forward to secure future revenue and earnings. The Third Eye transaction enabled the Company to benefit from $11 million in equity capital and $35 million in debt capital. From net proceeds, the Company was able to purchase a major Energy Asset that represents a 50 year fuel supply for the Lima Energy Project. The Energy Asset is approximately 50 million tons of Illinois Basin coal which has an energy equivalent of about 200 million BOE (barrels of oil equivalent) and will serve as a hedge against short term fuel supply contracts. The Lima Energy Project has petcoke as a primary feedstock with multiple supply points in the U.S. and Canada. The adjacent refinery may also become a petcoke supply source, and the Lima Energy Project is also able to utilize coal and renewables.

The Third Eye transaction and related activities also enabled Lima Energy Company to complete the acquisition of the approximately 63 acre project site from the City of Lima on October 26, 2012. The Company believes this long anticipated event unifies the Lima Energy Project as it now moves forward with further site development following the groundbreaking on its Technology Innovation Center. The project site has had initial site development and construction work done, resulting in 100,000 square feet of engineered concrete. To further the work at the Lima Energy Project site, on November 16, 2012, the Company entered into an agreement with a third party to provide site preparation services to our Lima Energy Project.  The contract provides a price not to exceed $1,782,500 and it is expected that the services will be completed by July 1, 2013.  The Company has the right to suspend work under the contract at its sole discretion.  In addition, on December 1, 2012, the Company entered into a Design-Build Contract with an unrelated third party to provide design, construction and services for the Technology Innovation Center the Company is constructing at its site in Lima, Ohio.  The cost of the work for this initial construction phase I is $2,000,000.  The parties may amend the contract at any time to include the additional phases of the Lima Energy Project.  The total cost of constructing the Technology Innovation Center is estimated at $9.5 million.  The Company may suspend, delay or interrupt the work in whole or in part for such period of time as the Company may determine.

Lima Energy Project
On October 26, 2012, Lima Energy entered into a Real Estate Acquisition and Development Agreement pursuant to which Lima Energy purchased 63 acres of land from the City of Lima, Ohio, (the “Property”) on which it is constructing an environmental energy park with synthetic fuel production facilities. The purchase price was $1.5 million.  In connection with the acquisition, Lima Energy agreed that certain funds will be contributed to a non-profit entity over the term of the Agreement for the benefit of long term economic development within the City of Lima. At the signing of the Agreement, Lima Energy made an initial contribution of $100,000. It will contribute $100,000 per year for the next three years, and, commencing on the second calendar year immediately following commencement of commercial operations, it will contribute annually, for 20 years, the lesser of $5.0 million or 10% of net distributable cash flow of the Lima Energy Project, as those terms are defined in the Agreement.  The City has the right to repurchase the Property for a purchase price of $1,500,000 on or after November 1, 2017, if the market value of the Property at the time of exercise of the repurchase right as shown on the real property tax duplicate of County of Allen, Ohio is less than $2,500,000.  Upon the City’s delivery of written notice to the Company of its exercise of its right to repurchase the Property, and delivery of the purchase price of $1,500,000, title to the Property shall revert to the City. The right of the City to repurchase the Property shall automatically terminate on the earlier to occur of the following: (i) the date the Company provides to the City reasonable evidence that the market value of the Property shown on the real property taxes duplicate of the County of Allen, Ohio, equals or exceeds $2,500,000 or (ii) November 1, 2020.

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

The Lima Energy Project was fully permitted and the initial contracts awarded for certain site preparation work and foundation work, which began in 2004 and 2005. The Lima Energy Project received a Permit to Construct from Ohio Environmental Agency in March 2002.  The project also received a Certificate of Need and Environmental Compatibility from the Ohio Power Siting Board, an arm of Public Utility Commission of Ohio in May 2002.  The project was issued a Stormwater Construction permit by Ohio Environmental Protection Agency in February 2005.  These are the only permits affecting the ability of the Lima Energy Project to engage in field construction.  The project was issued a technology license for the gasification process by Gasification Engineering Corporation, a related party, in April 2003, which was subsequently novated to ConocoPhillips upon their purchase of the technology in July 2003.  As time and the Lima Energy Project scope have evolved, we are modifying the permits to reflect current regulatory requirements.

We expect to commence commercial operation of Gas 1 within approximately twenty-four to thirty-seven months from the date of Gas 1 project financing. Successful financing of this phase will enable us to continue field work on both phases while facilitating financing for Gas 2. Lima Energy has been seeking financing for the Lima Energy Project since 2006.  The economic downturn commencing in 2007 has provided challenging circumstances for the Lima Energy Project financing.  However, management completed a $35 million investment transaction in the third quarter 2012 that has provided substantial growth capital to enable the Company’s business plan to accelerate. The transaction is more fully described elsewhere in this interim report on Form 10-Q.

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

The acquisition of the Indiana BOE energy asset was funded through the Third Eye transaction as discussed elsewhere in this Form 10-Q report. Third Eye holds the mortgage on the property.

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

GEI acquired the leases from Stoltz who indicated, at that time, their belief that a maximum of 694.9 million gross tons, and most likely 521.0 million potentially recoverable tons, of Powder River Basin coal could be produced from the total acreage.  After GEI, Inc. acquired the leases from Stoltz, it commissioned Weir International, Inc. to prepare an updated, more definitive, report of the holdings and recoverable resources.  GEI made the drilling records available to Weir International, Inc. who prepared maps of each seam, depicting drill-hole location, depth, and seam thickness.  Drill hole density, used to delineate these seams and construct the isopach maps, was approximately 24.6 acres for Healy, 29 acres for Cameron and 49 acres for UCross.  Weir International, Inc. utilized all of the drill logs for the holes and topographical maps with approximate locations of the drill holes for the study area provided by GEI.  In addition, they also reviewed public information on the general geology of the area, and acquired topographic maps in appropriate computer format for use in locating outcrops of the seams and to create offset boundaries for streams and highways.  The available data for all of the drill holes was compiled into a database suitable for modeling using detailed computer software typically utilized by Weir International, Inc.  The database was analyzed by the computer software and used to develop a geological model of the Healy, Cameron and Ucross seams.  They then prepared seam structure and coal thickness maps based on the geological model, and from that, determined the average thickness and coal quality for the Healy, Cameron and Ucross seams.  Weir International, Inc. determined that the Healy, Cameron and Ucross seams had average thicknesses of 25.2 feet, 7.6 feet, and 27.6 feet, respectively.   We believe the computer generated isopach maps are more precise than those produced in the 1980’s.  From these data, Weir International Inc. maps depict gross and net isopleths across the property for each seam.  These maps are typical of those used by mining companies to assess deposits.  Weir International, Inc. used the U.S. Geologic Survey Circular 891 (1983) to classify the estimated resources, conservatively considered areas that most likely would not be mined, such as proximity to public roads and property boundaries, and utilized a 92 % recovery factor to estimate the potentially recoverable resources.  The Weir International, Inc. report concludes that there are actually over 711 million tons in place, but that 402 million tons should be taken as the conservative potentially recoverable resource amount.  Ownership of the coal leases was subsequently transferred from GEI to Interfuel E&P Ltd.  The Weir International, Inc. report formed one basis of the Barrel of Oil Equivalent Energy Purchase & Sale Agreement between Interfuel E&P Ltd and Cleantech Energy Company.

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

Based upon these data, we believe this solid hydrocarbon Energy Asset consists of over 711 million tons of in place resources of which 402 million tons of PRB coal are potentially recoverable resources.  While it remains to be seen how much more coal can be produced above the 402 million net tons, we and Interfuel E&P Ltd. are in agreement that, based on the Weir International Inc. report, the 402 million net ton basis represents a conservative value and is the correct one to use. The 1.02 billion BOE described elsewhere in this quarterly report in Form 10-Q equals the energy content of the net tons of PRB referred to here. Energy Asset This approximately 1.02 billion BOE of solid hydrocarbons represents a 25 year, low cost feedstock supply for the Cleantech Energy Project.  Additionally, because the Cleantech Energy Project is adjacent to the solid hydrocarbon Energy Asset, transportation expenses would be minimized for this project, resulting in an additional economic advantage for the Cleantech Energy Project.

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

Contract discussions progressed for off-take arrangements from both our Lima Energy and Cleantech Energy facilities.  Completion of these contracts, which we believe will occur sometime in 2013, is expected to substantially commit the planned production from these facilities for 20 years.  While there can be no assurance that these contracts will be signed, nevertheless, they represent key objectives for the Company and an area of focus in 2013.  This work also highlights the shift in our product slate to a greater proportion of ultra clean synthetic crude and ultra clean liquid transportation fuels, which we believe will improve returns and enable a 10-year term for bond financing rather than the previous plan for a 20 year term.

In December 2012, we formed a Luxembourg company, USASF S.a.r.l. to act as the special purpose vehicle for the proceeds from the bond sale that the company is actively pursuing.  The proceeds will be used to fund the construction of the Lima Energy Project.

The Company, at its Annual Meeting held in Washington, D.C. on November 28, 2012, announced the appointment of Daniel W. Dixon as Chief Financial Officer, effective January 1, 2013.

On March 1, 2013, the Board of Directors of USASF elected J. Bradley Davis, John P. Proctor and William J. Weyand as members of the Board of Directors until the next annual stockholders' meeting. Messrs. Davis, Proctor, and Weyand will serve on the following committees: the Audit Committee, Compensation Committee, and the Nominating and Governance Committee. Messrs Davis, Proctor and Weyand, as independent directors, will receive an annual fee pursuant to the newly adopted Independent Director Compensation Policy.

Factors Affecting Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-Q.  We are a development stage company and have had no revenues for the three months ended March 31, 2013.  We anticipate that we may not receive any significant revenues from operations until we begin to receive revenue from operations at Lima Energy, which we estimate will be at a minimum approximately twenty-four to thirty-seven months from the closing of construction funding.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed elsewhere in this Form 10-Q.

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-K.

Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012

Revenues

We had no revenues for the quarter ended March 31, 2013 and no revenues for the quarter ended March 31, 2012, and do not anticipate any significant revenues for twenty-four to thirty-seven months from the financing of any of our projects, as stated above.

Operating Expenses

Our operating expenses for the quarter ended March 31, 2013 totaled $866,100 and for the quarter ended March 31, 2012 totaled $324,532.  The primary components of our expenses were related to salary expenses, fees relating to the Third Eye transaction and SEC compliance activities for the quarter ended March 31, 2013. The primary components of our expenses were related to salary expenses and SEC compliance activities for the quarter ended March 31, 2012.

Interest Expense

For the quarter ended March 31, 2013, the Company recorded an expense of $1,272,810 which included $210,105 in debt discount amortization and $273,666 in note fee amortization related to the Third Eye transactions.  The Company recorded an expense of $2,003 for the quarter ended March 31, 2012.

Other Income

For the quarter ended March 31, 2013, we had other income of $1,352 related to interest income earned on the $3 million restricted cash balance.

Income Taxes

For the quarter ended March 31, 2013 and the quarter ended March 31, 2012, there were no provisions for income taxes recorded.

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

Net Loss

For the quarter ended March 31, 2013, we experienced a net loss of $2,137,588, and for the quarter ended March 31, 2012, we experienced a net loss of $326,535.  Non-cash expenses were $484,989 and $0 for the quarters ended March 31, 2013 and 2012, respectively.

We anticipate losses from operations will increase during the next nine months due to anticipated increases in payroll expenses as we add necessary staff, and project development expenses. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses.

Basic and Diluted Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our net loss for the quarter ended March 31, 2013 was $0.03 per share, and $0.00 per share for the quarter ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we have $1,168,272 of cash on hand, which we plan to utilize for working capital purposes as well as for advancing our Lima Energy Project. In addition we have $3,000,382 in restricted cash and $749,442 in escrowed cash on our balance sheet, and we expect to receive the remaining net proceeds of the 4% subordinated secured convertible note, totaling $1,750,000 within 30 days from the date of this filing. While the technology we intend to utilize is currently operational at some facilities in the United States, we do not yet have an operating commercial facility, and we anticipate it will be approximately twenty-four months and thirty-seven months from the date of the Lima Energy Project’s financing until the Gas 1 phase is constructed and operational at our Lima Energy Project. Once the first phase is completed and fully operational, we should begin to receive revenues from plant operations, but we cannot predict exactly when those revenues will start.

Net Cash Used by Operating Activities

For the quarter ended March 31, 2013, we used $829,787 in operating activities. Our primary uses of funds were related to prepaid interest associated with the debt financing transaction, salary expenses, professional fees related to normal operations and SEC reporting costs for the current fiscal quarter while $67,418 was used for payments related to salary expenses and SEC reporting costs for the quarter ended March 31, 2012.

Net Cash Used In Investing Activities

As of March 31, 2013, we used $998,253 in investing activities.  Our primary use of funds was for land and site work to enable the Lima Energy Project and further construction of our Technology Innovation Center.  We did not engage in investing activities for the quarter ended March 31, 2012.

Net Cash Provided by Financing Activities

For the quarter ended March 31, 2013, we did not receive any cash from financing activities. For the quarter ended March 31, 2012, we financed our activities through advances from related parties of $66,657.

Cash Position and Outstanding Indebtedness

Our total indebtedness at March 31, 2013 was $35,869,481, which related to the $35 million debt financing transaction, in addition to accounts payable, accrued liabilities, and advances from related parties. The amount reflected in Long Term Liabilities in our Consolidated Balance Sheets is net of $3,712,095 in debt discounts, $1,465,299 unamortized fees expense.  Our total indebtedness at March 31, 2012, was $2,281,395 consisting of all current liabilities due within the year.

At March 31, 2013, we had current assets of $2,728,058 in cash while for the quarter ended March 31, 2012 we had $356 in cash.

Contractual Obligations

The Company entered into a Note Purchase Agreement, a Unit Purchase Agreement, and a Royalty Agreement with Third Eye as more fully described above.  The Third Eye transaction and related activities subsequently enabled Lima Energy Company to complete the acquisition of the approximately 63 acre project site from the City of Lima on October 26, 2012. The Company believes this long anticipated event unifies the Lima Energy Project as it now moves forward with further site development following the groundbreaking on its Technology Innovation Center. The project site has had initial site development and construction work done, resulting in 100,000 square feet of engineered concrete. To further the work at the Lima Energy Project site, on November 16, 2012, the Company entered into an agreement with a third party to provide site preparation services to our Lima Energy Project.  The contract provides a price not to exceed $1,782,500 and it is expected that the services will be completed by July 1, 2013.  The Company has the right to suspend work under the contract at its sole discretion.  In addition, on December 1, 2012, the Company entered into a Design-Build Contract with an unrelated third party to provide design, construction and services for the Technology Innovation Center the Company is constructing at its site in Lima, Ohio.  The cost of the work for this Phase I is $2,000,000.  The parties may amend the contract at any time to include the additional phases of the Lima Energy Project.  The total cost of constructing the Technology Innovation Center is estimated at $9.5 million.  The Company may suspend, delay or interrupt the work in whole or in part for such period of time as the Company may determine.

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

The short term and long term borrowings are expected to consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt. We intend to focus on the Form S-1 Registration Statement $100 million equity raise on file with the SEC together with proceeds from the $440 million BOE Energy Asset-backed bond issue, as well as the $70 million reserve equity capital, as described below, to support construction financing for the Lima Energy Gas 1 phase. An information memorandum for the $440 million bond transaction has been completed and circulated to prospective investors. We will then turn to the $470 million of Ohio Air Quality Development Authority bonds. While we have substantially completed the draft documentation for the Ohio Air Quality Bonds, including the Offering Memorandum, Trust Agreement, Mortgage Security Agreement, and Deposit Account Pledge and Control Agreement, we have shifted the timing for the placement of the bonds due to our plan to utilize equity capital first.  We believe that this strategy will make the placement of the debt a more efficient process.

As of the date of this filing, we have completed a $35 million debt financing transaction with Third Eye as more fully described elsewhere in this report. While we have commitments for a total of $70 million in reserve equity to assist in both our project capital requirements and working capital requirements, we do not plan to utilize this reserve equity at this time. This total of $70 million in reserve equity funding is comprised of up to $20 million from Kodiak Capital Group LLC (“Kodiak”) and up to $50 million from AGS Capital Group LLC (“AGS”), as described more fully in our annual report on Form 10-K for the year ended December 31, 2011. When available, reserve equity may be used as follows: $10 million to advance the Lima Energy project site, engineering and permit work, $10 million to advance the Cleantech Energy site, engineering, licensing and permit work, and the balance of $46 million for general corporate purposes.

Our ability to obtain up to $20 million in equity funding from Kodiak and up to $50 million in equity funding from AGS is contingent on the Company filing registration statements for the resale of all registrable securities called for by the Investment Agreement between Kodiak and USASF dated April 6, 2011 and the Reserve Equity Financing Agreement between AGS and USASF dated May 16, 2011.  According to current SEC requirements, the Company’s common stock must be listed on a national securities exchange or quoted on the OTC Bulletin Board prior to the filing of any resale registration statements related to this type of agreement. The registration statement must be declared effective and remain effective for the Company to access the reserve equity.  We can give no assurances that the Company’s stock will be listed on a national securities exchange or quoted on the OTC Bulletin Board, or that the registration statements, if filed, will be declared effective or remain effective.  As a result, we can give no assurances that the Company will be able to access the funds committed by either Kodiak or AGS.   .

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T.  CONTROLS AND PROCEDURES

As of March 31, 2013, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2103 to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Our controls and procedures provide for full flow of information to Company management, especially to the Chief Executive Officer and Chief Financial Officer, and our evaluation shows we are able to meet our reporting obligations under the Exchange Act Rules stated above. While our disclosure controls and procedures are effective, we recognize that continued improvement is desired in the areas of management oversight, control of documentation being produced, and review of such control documentation when it is produced.  A policy and procedure directive has been established to seek improvement in this area.

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business and Industry

This information has been omitted based on our status as a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending March 31, 2013, the company did not issue any shares of common stock.

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

Dated: May 3, 2013	USA SYNTHETIC FUEL CORPORATION

By: /s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

By: /s/ Daniel W. Dixon
Name: Daniel W. Dixon
Title: Chief Financial Officer