Form 10-K/A
period 2012-12-31
USA Synthetic Fuel Corp
filed 2013-08-19
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

USA SYNTHETIC FUEL CORPORATION
2012 ANNUAL REPORT ON FORM 10-K

i

Explanatory Note

Overview of Restatement

In this Annual Report on Form 10-K/A, USA Synthetic Fuel Corporation (together with its subsidiaries, “USASF” or the “Company”):

(a)	restates its Consolidated Balance Sheets, the related Consolidated Statements of Operations and Consolidated Statements of Cash Flows as of December 31, 2012;

(b)	amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations as it relates to fiscal year ended December 31, 2012.

Background on Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 14, 2013, the Audit Committee of the Board of Directors of the Company, based on the recommendation of, and in consultation with management, concluded that the Company will restate its previously issued financial statements for the fiscal year ended December 31, 2012 because of an error related to the accounting treatment of warrants, as more fully described below. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods or other communications relating to the financial statements for these periods.

The error was discovered by management during the preparation and review of the Company’s June 30, 2013 Quarterly Report on Form 10-Q following the change in auditor made by the Company, as more fully disclosed in our Current Report on Form 8-K dated June 21, 2013. The financial statement error does not implicate misconduct with respect to the Company or its management or employees.

The restated financial statements correct the following error:

Debt Discount Related to the Fair Value of the Stock Warrants:

•
A $1.19 million reclassification from Additional Paid In Capital to Stock Warrant Liability.  This error is due to the change in classification of the debt discount related to the fair value of the stock warrants associated with the 4% subordinated secured convertible note, as described more fully in previous filings, from equity to a liability. This error resulted in the understatement of Long Term Liabilities and the overstatement of Additional Paid In Capital.  This reclassification has been recorded in the financial statements of this Restated and Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

The Company also recalculated the debt discount related to the fair value of the stock warrants on the measurement date, using the Monte Carlo simulation model, as compared to the Black-Scholes model used previously, to reflect a fair value of the stock warrants over the exercisable period more indicative for a development stage company such as USASF.  The Monte Carlo simulation model calculated the fair value of the stock warrants at $1.01 million.  The adjusted fair value of the stock warrants was recorded as a debt discount and the associated cumulative effect on the debt discount amortization has been recorded in the financial statements of this Restated and Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

Fair Value of Stock Warrants

•
A $1.44 million understatement of pre-tax loss, cumulative over the restated periods, due to the change in classification of the fair value of the stock warrants as a liability, as mentioned above. As a liability, the company is required to record the fair value of the stock warrant liability each reporting period based on a marked to market approach.  This error is a result of not recording the fair value of the stock warrant liability as of the reporting period ended December 31, 2012. This error resulted in an understatement of the Stock Warrant Liability and understatement in Derivative Expense.  The adjustment has been recorded in the financial statements of this Restated and Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

ii

Through December 31, 2012, the restatement had the following effect on net loss:

Debt Discount Related to the Fair Value of the Stock Warrants	Adjust Fair Value of Stock Warrants	Total Increase in Net Loss
$(10,136)	$1,452,000	$1,441,864
$(10,136)	$1,452,000	$1,441,864

The following table sets forth the effects of the restatement on the affected items within our previously reported Consolidated Statements of Operations.  The adjustments necessary to correct the errors have no effect on reported cash flow from operations and do not have a material impact on the balance sheet.

		For Year Ended December 31, 2012
Total Other Income (Expense)	As Originally Reported	$(1,724,431)
	Adjustments	(1,441,864)
	As Restated	$(3,166,295)

Net (Loss)	As Originally Reported	$(4,343,855)
	Adjustments	(1,441,864)
	As Restated	$(5,785,719)

Net Loss per Share - Basic and Diluted	As Originally Reported	$(0.06)
	Adjustments	(0.01)
	As Restated	$(0.07)

The adjustments made as the result of the restatement are more fully discussed in Note 4, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in this amended and restated Annual Report on Form 10-K/A.  To further review the effects of these accounting errors identified and the restatement adjustments, see Part II – Item 7 – Management’s Discussion and Analysis of the Financial Conditions and Results of Operations included in this Restated and Amended Annual Report on Form 10-K/A.  For a description of the control deficiency identified by management and management’s plan to remediate the deficiency, see Part II – Item – 9A – Controls and Procedures.

Previously filed Annual Reports on Form 10-K for the period affected by this restatement have not been amended.  Accordingly, investors should no longer rely upon the Company’s previously released financial statements for this period or other communications relating to the financial statements for this period.  All amounts in this Restated and Amended Annual Report on Form 10-K/A affected by the restated adjustments reflect such amounts as restated.

iii

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

Interest Expense

For the year ended December 31, 2011, the Company recorded an expense of $338,070 related primarily to the $6.4 million senior secured note for the Lima Energy acquisition, for which the full interest and principal totaling $7,030,492 was repaid at September 30, 2011 by the issuance of 1,004,356 shares of common stock. The Company recorded an expense of $1,470,607, for the year ended December 31, 2012, which included $254,264 in debt discount amortization and $293,182 in note fee amortization related to the Third Eye transactions.

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

Estimated fair value	$0.48
Estimated life (years)	0.50
Risk free interest rate	0.21%
Volatility	347.04%

The Company repaid the balance of these borrowings in July 2012, and therefore the derivative liability was reclassified as paid-in capital in the third quarter.

On September 24, 2012, the Company entered into a Unit Purchase Agreement, dated as of September 24, 2012, and amended on October 2, 2012 with Third Eye as agent for the unit purchasers.  In connection with the Unit Purchase Agreement, the Company issued a Warrant to the unit purchasers granting the right to purchase an aggregate of 10,312,500 shares of Common Stock, as described earlier in this filing.  The Warrant included certain “down round” anti-dilution protection that requires the fair value of the Warrant to be recorded as a liability. As a liability, we are required to record the fair value of the stock warrant liability each reporting period on a mark to market approach.  We have recognized a derivative expense of $1,452,000 for the fiscal year ended December 31, 2012.  The fair value of this Warrant is computed using the Monte Carlo simulation model with the following input:

Exercise Price	$0.48
Expiration Date	9/24/22
Risk free interest rate	1.73%
Volatility (Rounded)	80.00%
Probability of non-dilution event	95%
Probability of dilution event	5%

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

The net operating loss carryforwards for income tax purposes are approximately $7,195,000 and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate .

Net Loss

For the year ended December 31, 2011, we experienced a net loss of $2,132,385, and for the year ended December 31, 2012, we experienced a net loss of $5,785,719.  Non-cash expenses were $340,485 and $2,366,696 for 2011 and 2012, respectively.  In 2012, the Company also incurred $610,612 of nonrecurring expenses related to delays in finalizing the $35 million debt financing transaction mentioned in this filing.

We anticipate losses from operations will increase during the next twelve months due to anticipated increases in payroll expenses as we add necessary staff, and project development expenses. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses.

Basic and Diluted Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our net loss for the year ended December 31, 2011 was $0.03 per share, and $0.07 per share for the year ended December 31, 2012.

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

Net Cash Used In Investing Activities

As of December 31, 2012, we used $30,755,178 to investing activities.  We used $25,168,863 to purchase a BOE Asset, which is discussed further in this filling, and $2,629,583 for land and site work to enable the Lima Energy Project.  We did not engage in investing activities for the year ended December 31, 2011.

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

Cash Position and Outstanding Indebtedness

Our total indebtedness at December 31, 2011 was $1,955,621, consisting of all current liabilities due within the year. In addition to accounts payable, accrued liabilities, and advances from related parties, the Company repaid three convertible promissory notes to an unrelated third party totaling $135,250.  Our total indebtedness at December 31, 2012 was $35,555,237, which related to the $35 million debt financing transaction, in addition to accounts payable, accrued liabilities, and advances from related parties. The amount reflected in Long Term Liabilities in our Consolidated Balance Sheet is net of $3,753,736 in debt discounts and $1,613,865 unamortized fees expense.

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

Item 9A.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer/principal accounting officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures.

The Company routinely reviews its system of internal controls over financial reporting and makes changes to its processes and systems to improve controls and increase efficiency, while ensuring that it maintains an effective internal control environment. In connection with the preparation and review of our Quarterly Report on Form 10-Q for the period ended June 30, 2013, our management in consultation with our independent registered public accounting firm identified, and the Audit Committee of the Board of Directors agreed, that the Company had a material weakness in our internal control over financial reporting relating to our accounting for complex transactions that are non-routine and non-recurring. Rule 12b-2 and Rule 1-02 of Regulation S-X define a material weakness as a deficiency, or a combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of that material weakness, the Company’s principal executive officer and principal financial officer/principal accounting officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure. The Company continues to invest significant effort and resources to eliminate any deficiencies in internal controls, and will continue to do so on an evergreen basis.

As a result of this material weakness, a decision was made to file this Restated and Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.  In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of this Restated and Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.  Accordingly, management believes that our condensed consolidated financial statements included in this Restated and Amended Annual Report on Form 10-K/A for the period ended December 31, 2013 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting.
In order to remediate the deficiency in internal controls over financial reporting, particularly with respect to unique and non-routine transactions, we will develop accounting research memos to determine the appropriate treatment of such transactions and will meet and confer with our auditors to get concurrence prior to the end of the reporting period.

Other than as discussed above, there have been no other significant changes in the Company’s internal controls over financial reporting during the most recently completed fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

As a result of the identified material weakness in our internal control over financial reporting concerning our accounting for complex transactions that are non-routine and non-recurring, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2012. As a result of this material weakness, a decision was made to file this Restated and Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

Our initial accounting determination did not classify the Warrants as a liability, as previously discussed in this filing. This material weakness resulted in two audit adjustments to our balance sheet and statement of operations at December 31, 2012: (1) reclassification of the initial recording of the Warrants from equity to a liability; (2) recording the fair value of the Warrants as of December 31, 2012.

To address the material weakness in our internal control over financial reporting concerning our accounting for complex, non-routine and non-recurring transactions, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements for the period covered by this report were prepared in accordance with generally accepted accounting principles. These procedures included: making the aforementioned audit adjustments to our balance sheet and statement of operations and adding a control that changed the procedure for determining the accounting treatment of complex, non-routine and non-recurring transactions. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the company’s financial position, results of operations and cash flows for the periods presented.

/s/ Dr. Steven C. Vick Dr. Steven C. Vick President and Chief Executive Officer /s/ Daniel W. Dixon Daniel W. Dixon Chief Financial Officer

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

4.2[5]
Note Purchase Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company, Third Eye Capital Corporation as administrative agent, and the holders of notes party thereto, dated as of September 24, 2012+

4.3[5]
First Lien Parent Guaranty by and between USA Synthetic Fuel Corporation and Third Eye Capital Corporation, as administrative agent for the holders of notes under the Note Purchase Agreement, dated September 24, 2012

4.4[5]
First Lien Subsidiary Guaranty by and among Cleantech Energy Company, Cleantech Corporation, and Third Eye, as administrative agent for the holders of notes under the Note Purchase Agreement, dated September 24, 2012

4.5[5]
Royalty Agreement by and between Lima Energy Company, Third Eye Capital Corporation, as administrative agent for certain royalty investors, and the royalty investors from time to time party thereto, dated as of September 24, 2012+

4.6[5]
Unit Purchase Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company, Third Eye Capital Corporation as administrative agent, and the unit purchasers party thereto, dated as of September 24, 2012+

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

Dated August 19, 2013	USA SYNTHETIC FUEL CORPORATION

By: /s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

By: /s/ Daniel W. Dixon
Name: Daniel W. Dixon
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and as of August 19, 2013.

Signature	Title
/s/ Daniel W. Dixon	Chief Financial Officer

Daniel W. Dixon	(Principal Financial Officer)

/s/ Dr. Steven C. Vick	President, Chief Executive Officer
Dr. Steven C. Vick	Director (Principal Executive Officer)

/s/ Harry H. Graves	Director

Harry H. Graves

/s/ J. Bradley Davis	Director

J. Bradley Davis

/s/ John P. Proctor	Director

John P Proctor

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

USA SYNTHETIC FUEL CORPORATION	Page

Report of Independent Registered Public Accounting Firm KWCO, PC.	F-2
Consolidated Balance Sheet as of December 31, 2011 and December 31, 2012	F-3
Consolidated Statement of Operations for the Period November 30, 2009 (Inception) to December 31, 2912 and for the Years Ended December 31, 2011 and 2012	F-4
Consolidated Statement of Stockholders’ Deficit for the Period November 30, 2009 (Inception) to December 31, 2012 and for the Years Ended December 31, 2011 and 2012	F-5
Consolidated Statement of Cash Flows for the Period November 30, 2009 (Inception) to December 31, 2012 and for the Years Ended December 31, 2011 and 2012	F-6
Notes to Consolidated Financial Statements	F-8

KWCO, PC
Certified Public Accountants

1931 East 37th Street, Suite 7	2626 Royal Circle
Odessa, Texas 79762	Kingwood, Texas 77339
(432) 363-0067	(281) 359-7224
Fax (432) 363-0376	Fax (281) 359-7112

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

/s/ KWCO, PC
KWCO, PC
Odessa, Texas
April 15, 2013, except as to Note 4,
which date is August 19, 2013

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
	December 31,
	2012 (Restated)	2011
Assets
Current Assets
Cash	$2,996,312	$1,117
Accounts Receivable	-	-
Prepaid Expenses	7,500	-
Prepaid Interest	2,185,923	-
Total Current Assets	5,189,735	1,117
Property, Plant & Equipment
Lima Energy Project	2,629,584	-
Furniture & Fixtures, net	5,123	-
Total Property, Plant & Equipment	2,634,707	-
Other Assets
Restricted Cash	3,001,609	-
Escrowed Cash	250,000	-
BOE Energy	25,568,863	1
Total Other Assets	28,820,472	1
Total Assets	$36,644,914	$1,118
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$313,854	$415,100
Advances from Related Parties	154,257	115,400
Accrued Expenses	139,058	18,345
Payroll Liabilities	1,398,068	1,353,776
Land Purchase Liability	100,000	-
Notes Payable	-	53,000
Total Current Liabilities	2,105,237	1,955,621
Long Term Liabilities
Land Purchase Liability	200,000	-
Stock Warrant Liability	2,460,000	-
Notes Payable, net of debt discount of $5,367,601	27,882,399	-
Total Long Term Liabilities	30,542,399	-
Total Liabilities	32,647,636	1,955,621
Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 9,925,153 shares
authorized, none issued or outstanding	-	-
Series A super voting preferred stock, $0.0001 par value,
2 shares authorized, none issued or outstanding	-	-
Series B preferred stock, $0.0001 par value, 74,845 shares
authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 80,682,390 and 76,425,248 shares issued
and outstanding at 2012 and 2011	8,067	7,641
Additional paid-in capital	20,047,003	8,309,929
Deficit accumulated during the development stage	(16,057,793)	(10,272,074)
	3,997,277	(1,954,504)
Non-controlling interest	1	1
Total Stockholders' Equity (Deficit)	3,997,278	(1,954,503)
Total Liabilities and Stockholders' Equity (Deficit)	36,644,914	1,118

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION (A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative Total,
			November 30,
	Years Ended December 31,		2009 (Inception) to
	2012 (Restated)	2011	December 31, 2012 (Restated)
Cost and expenses
General and Administrative Expenses	$(2,619,424)	$(1,794,315)	$(5,861,009)
Impairment Expense	-	-	(6,439,429)
(Loss) from operations before other
Income (expense) and income taxes	(2,619,424)	(1,794,315)	(12,300,438)

Other Income (Expense)
Other Income	70,812	-	70,812
Derivative Expense	(1,766,500)	-	(1,766,500)
Interest Expense	(1,470,607)	(338,070)	(2,061,667)
Total Other Income (Expense)	(3,166,295)	(338,070)	(3,757,355)
(Loss) before income taxes	(5,785,719)	(2,132,385)	(16,057,793)
Provision for income taxes	-	-	-
Net (Loss)	$(5,785,719)	$(2,132,385)	$(16,057,793)
Net Loss per Common Share - Basic
and Diluted	$(0.07)	$(0.03)
Weighted Average Number of Common
Shares Outstanding	78,027,628	75,449,573

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the Period November 30,2009 (inception) to December 31, 2009, For the years ended December 31, 2010, 2011, 2012 and 2013

	Series A		Series B						Deficit
	Preferred Stock		Preferred Stock		Common Stock				Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Retained Deficit	During Development Stage	Total
Balance November 30, 2009 prior to Restructure in anticipation of Subsidiary Acquisition on December 4, 2009	2	$-	-	$-	159,100	$16	$47,849,914	$(47,849,930)	$-	$-
Exchange Series A Super Voting Preferred Stock for Series B Preferred Stock	(2)	-	2,095	-	-	-	-	-	-	-
Stockholder Contribution	-	-	-	-	-	-	3,608	-	-	3,608
Acquistion of Subsidiary Recognized as Reverse Merger	-	-	72,750	7	-	-	(47,849,837)	47,849,930	-	100
Conversion of Preferred Stock	-	-	(74,845)	(7)	74,840,900	7,484	(7,477)	-	-	-
Net Loss	-	-	-	-	-	-	-	-	(3,608)	(3,608)
Balance December 31, 2009	-	-	-	-	75,000,000	7,500	(3,792)	-	(3,608)	100
Employee Stock Compensation	-	-	-	-	6,250	-	170,049	-	-	170,049
Stockholder Contribution	-	-	-	-	-	-	145,000	-	-	145,000
Net Loss	-	-	-	-	-	-	-	-	(8,136,081)	(8,136,081)
Balance December 31, 2010	-	-	-	-	75,006,250	7,500	311,257	-	(8,139,689)	(7,820,932)
Shares Issued for Services	-	-	-	-	328,253	33	340,452	-	-	340,485
Shares Exchanged for Debt and Interest	-	-	-	-	1,090,745	108	7,658,220	-	-	7,658,328
Net Loss	-	-	-	-	-	-	-	-	(2,132,385)	(2,132,385)
Balance December 31, 2011	-	-	-	-	76,425,248	7,641	8,309,929	-	(10,272,074)	(1,954,504)
Shares Issued	-	-	-	-	1,100,000	110	10,999,890	-	-	11,000,000
Shares Exchanged for Debt and Interest	-	-	-	-	657,142	66	22,934	-	-	23,000
Derivative Liability related to note payable conversion	-	-	-	-	-	-	314,500	-	-	314,500
Shares Exchanged in part for BOE Asset	-	-	-	-	2,500,000	250	399,750	-	-	400,000
Net Loss	-	-	-	-	-	-	-	-	(5,785,719)	(5,785,719)
Balance December 31, 2012 (Restated)	-	$-	-	$-	80,682,390	$8,067	$20,047,003	$-	$(16,057,793)	$3,997,277

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
			Cumulative Total
			November 30,
			2009 (Inception) to
	Years Ended December 31,		December 31,
	2012 (Restated)	2011	2012 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(5,785,719)	(2,132,385)	(16,057,793)
Adjustment to reconcile net loss to net cash
used in operating activities;
Employee stock compensation	-	-	170,049
Note payable redemption fee	133,433	-	133,433
Debt discount amortization	466,763	-	466,763
Stock issued for services	-	340,485	340,485
Expenses contributed by stockholder	-	-	148,608
Impairment expense	-	-	6,439,429
Derivative expense	1,766,500	-	1,766,500
Changes in operating assets and liabilities:
Prepaid expenses	(7,500)	-	(7,500)
Prepaid interest	(2,185,923)	-	(2,185,923)
Accounts payable	(101,246)	298,109	313,854
Accrued expenses	(12,720)	(35,000)	5,625
Payroll liabilities	44,292	904,997	1,681,403
Accrued interest	-	338,070	591,060
Net cash provided in operating activities	(5,682,120)	(285,724)	(6,194,007)

CASH USED IN INVESTING ACTIVITIES
Lima Project - Land Liability	300,000	-	300,000
Lima Project -- Site Work	(628,526)	-	(628,526)
Lima Project - Land	(2,001,057)	-	(2,001,057)
Furniture and Fixtures	(5,123)	-	(5,123)
BOE Energy	(25,168,863)	-	(25,168,863)
Escrowed Cash	(250,000)	-	(250,000)
Restricted cash	(3,001,609)	-	(3,001,609)
Net cash used in investing activities	(30,755,178)	-	(30,755,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	11,000,000	-	11,000,100
Advances from related parties	38,857	233,801	498,761
Notes payable, long term	30,250,000	-	30,250,000
Loan fees, long term debt	(1,773,614)	-	(1,773,614)
Note payable, short term:			-
Proceeds	52,500	53,000	105,500
Payments	(135,250)	-	(135,250)
Net cash provided by financing activities	39,432,493	286,801	39,945,497
Net increase (decrease) in cash	2,995,195	1,077	2,996,312
Cash at beginning of the period	1,117	40	-
Cash at end of period	$2,996,312	$1,117	$2,996,312

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Continued)
			Cumulative Total
			November 30,
			2009 (Inception) to
	Years Ended December 31,		December 31,
	2012 (Restated)	2011	2012 (Restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$906,174	$-	$906,174
Income taxes paid	-	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES
Lima property	$-	$-	(6,439,429)
Note payable	-	-	6,439,429
Other asset	-	-	-
Non-Controlling interest	-	-	-
Stock issued for debt and accrued interest	-	7,658,328	7,658,328
Accrued interest	-	(591,060)	(591,060)
Note payable, Lima	-	(6,439,429)	(6,439,429)
Advances from related parties	-	(344,504)	(344,504)
Payroll liabilities	-	(283,335)	(283,335)
Notes payable	(23,000)	-	(23,000)
Common stock	66	-	66
Paid-in capital	22,934	-	22,934
Other Asset	-	-	(1)
Non-Controlling Interest	-	-	1
Debt Discount	(1,008,000)	-	(1,008,000)
Stock Warrant Liability	1,008,000	-	1,008,000
BOE Energy	(400,000)	-	(400,000)
Paid-in capital	399,750	-	399,750
Common stock	250	-	250
	$-	$-	$-

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value.  The fair values of various stock and warrant transactions for services issued at December 31, 2012 and 2011 were as follows:

	Markets for
	Identical Assets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3	Total

2012

Derivative liability for
converted common share	$–	$314,500	$–	$314,500

Warrants issued,
Recorded as debt discount	$–	$1,008,000	$–	$1,008,000

Stock Warrant issued
Derivative Expense	$–	1,452,000	$–	$1,452,000

2011

Stock for Services	$–	$340,485	$–	$340,485

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

NOTE 4 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements as of the fiscal year ended December 31, 2012.  The restatements reflect adjustments to correct an error identified by management during the Company’s preparation and review of the Company’s June 30, 2013 Quarterly Report on Form 10-Q.  The restatements reflect adjustments to correct the error in the Company’s accounting treatment for stock warrants that had embedded derivatives. The effect of these restatements on the Company’s Balance Sheet is material related to certain line items, although the restatements have no effect upon reported cash flow used in operations.

Debt Discount Related to the Fair Value of the Stock Warrants:

•
A $1.19 million reclassification from Additional Paid In Capital to Stock Warrant Liability.  This error is due to the change in classification of the debt discount related to the fair value of the stock warrants associated with the 4% subordinated secured convertible note, as described more fully in previous filings, from equity to a liability. The stock warrants included certain “down round” anti-dilution protection that required the fair value of the stock warrants to be recorded as a liability. This error resulted in the understatement of Long Term Liabilities and the overstatement of Additional Paid In Capital.  This reclassification has been recorded in the financial statements of this Restated and Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

Fair Value of Stock Warrants

•
A $1.44 million understatement of pre-tax loss, cumulative over the restated periods, due to the change in classification of the fair value of the stock warrants as a liability, as mentioned above. As a liability, the company is required to record the fair value of the stock warrant liability each reporting period based on a marked to market approach.  This error is a result of not recording the fair value of the stock warrant liability as of the reporting period ending December 31, 2012. This error resulted in an understatement of the Stock Warrant Liability and understatement in Derivative Expense.  This error has been recorded in the financial statements of this Restated and Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

The restated Consolidated Balance Sheet as of December 31, 2012 and the restated Consolidated Statements of Operations and Cash Flows for the fiscal year ended December 31, 2012 are presented below:

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2012

	As	Debt Discount
	Previously	Related to the	Adjust
	Reported on	Fair Value of the	Fair Value of
	Form 10-K	Stock Warrants	Stock Warrants	As Restated
Assets

Current Assets
Cash	$2,996,312	$-	$-	$2,996,312
Accounts Receivable	-	-	-	-
Prepaid Expenses	7,500	-	-	7,500
Prepaid Interest	2,185,923	-	-	2,185,923
Total Current Assets	5,189,735	-	-	5,189,735
Property, Plant & Equipment
Lima Energy Project	2,629,584	-	-	2,629,584
Furniture & Fixtures, net	5,123	-	-	5,123
Total Property, Plant & Equipment	2,634,707	-	-	2,634,707
Other Assets
Restricted Cash	3,001,609	-	-	3,001,609
Escrowed Cash	250,000	-	-	250,000
BOE Energy	25,568,863	-	-	25,568,863
Total Other Assets	28,820,472	-	-	28,820,472
Total Assets	$36,644,914	$-	$-	$36,644,914

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$313,854	$-	$-	$313,854
Advances from Related Parties	154,257	-	-	154,257
Accrued Expenses	139,058	-	-	139,058
Payroll Liabilities	1,398,068	-	-	1,398,068
Land Purchase Liability	100,000	-	-	100,000
Notes Payable	-	-	-	-
Total Current Liabilities	2,105,237	-	-	2,105,237
Long Term Liabilities
Land Purchase Liability	200,000	-	-	200,000
Stock Warrant Liability	-	1,008,000	1,452,000	2,460,000
Notes Payable, net of debt discount of $5,367,601	27,713,935	168,464	-	27,882,399
Total Long Term Liabilities	27,913,935	1,176,464	1,452,000	30,542,399
Total Liabilities	30,019,172	1,176,464	1,452,000	32,647,636
Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 9,925,153 shares
authorized, none issued or outstanding	-	-	-	-
Series A super voting preferred stock, $0.0001 par value,
2 shares authorized, none issued or outstanding	-	-	-	-
Series B preferred stock, $0.0001 par value, 74,845 shares
authorized, none issued or outstanding	-	-	-	-
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 80,682,390 and 76,425,248 shares issued
and outstanding at 2012 and 2011	8,067	-	-	8,067
Additional paid-in capital	21,233,603	(1,186,600)	-	20,047,003
Deficit accumulated during the development stage	(14,615,929)	10,136	(1,452,000)	(16,057,793)
	6,625,741	(1,176,464)	(1,452,000)	3,997,277
Non-controlling interest	1	-	-	1
Total Stockholders' Equity (Deficit)	6,625,742	(1,176,464)	(1,452,000)	3,997,278
Total Liabilities and Stockholders' Equity (Deficit)	36,644,914	-	-	36,644,914

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
December 31, 2012

					Cumulative Total
	As	Debt Discount			November 30,
	Previously	Related to the	Adjust		2009 (Inception)
	Reported on	Fair Value of the	Fair Value of		to December 31, 2012
	Form 10-K	Stock Warrants	Stock Warrants	As Restated	As Restated
Cost and expenses
General and Administrative Expenses	$(2,619,424)	$-	$-	$(2,619,424)	$(5,861,009)
Impairment Expense	-	-	-	-	(6,439,429)
(Loss) from operations before other
Income (expense) and income taxes	(2,619,424)	-	-	(2,619,424)	(12,300,438)

Other Income (Expense)
Other Income	70,812		-	70,812	70,812
Derivative Expense	(314,500)	-	(1,452,000)	(1,766,500)	(1,766,500)
Interest Expense	(1,480,743)	10,136	-	(1,470,607)	(2,061,667)
Total Other Income (Expense)	(1,724,431)	10,136	(1,452,000)	(3,166,295)	(3,757,355)
(Loss) before income taxes	(4,343,855)	10,136	(1,452,000)	(5,785,719)	(16,057,793)
Provision for income taxes	-	-	-	-	-

Net (Loss)	$(4,343,855)	$10,136	$(1,452,000)	$(5,785,719)	$(16,057,793)

Net Loss per Common Share - Basic
and Diluted	$(0.06)			$(0.07)

Weighted Average Number of Common
Shares Outstanding	78,027,628			78,027,628

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
December 31, 2012
					Cumulative Total
	As	Debt Discount			November 30,
	Previously	Related to the	Adjust		2009 (Inception)
	Reported on	Fair Value of the	Fair Value of		to December 31, 2012
	Form 10-K	Stock Warrants	Stock Warrants	As Restated	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,343,855)	$10,136	$(1,452,000)	$(5,785,719)	$(16,057,793)
Adjustment to reconcile net loss to net cash
used in operating activities;
Employee stock compensation	-	-	-	-	170,049
Note payable resemption fee	133,433	-	-	133,433	133,433
Debt discount amortization	476,899	(10,136)	-	466,763	466,763
Stock issued for services	-	-	-	-	340,485
Expenses contributed by stockholder	-	-	-	-	148,608
Impairment expense	-	-	-	-	6,439,429
Derivative expense	314,500	-	1,452,000	1,766,500	1,766,500
Changes in operating assets and liabilities:
Prepaid expenses	(7,500)	-	-	(7,500)	(7,500)
Prepaid interest	(2,185,923)	-	-	(2,185,923)	(2,185,923)
Accounts payable	(101,246)	-	-	(101,246)	313,854
Accrued expenses	(12,720)	-	-	(12,720)	5,625
Payroll liabilities	44,292	-	-	44,292	1,681,403
Accrued interest	-	-	-	-	591,060
Net cash provided in operating activities	(5,682,120)	-	-	(5,682,120)	(6,194,007)
CASH USED IN INVESTING ACTIVITIES
Lima Project - Land Liability	300,000	-	-	300,000	300,000
Lima Project -- Site Work	(628,526)	-	-	(628,526)	(628,526)
Lima Project - Land	(2,001,057)	-	-	(2,001,057)	(2,001,057)
Furniture and Fixtures	(5,123)	-	-	(5,123)	(5,123)
BOE Energy	(25,168,863)	-	-	(25,168,863)	(25,168,863)
Escrowed Cash	(250,000)	-	-	(250,000)	(250,000)
Restricted cash	(3,001,609)	-	-	(3,001,609)	(3,001,609)
Net cash used in investing activities	(30,755,178)	-	-	(30,755,178)	(30,755,178)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	11,000,000	-	-	11,000,000	11,000,100
Advances from related parties	38,857	-	-	38,857	498,761
Notes payable, long term	30,250,000	-	-	30,250,000	30,250,000
Loan fees, long term debt	(1,773,614)	-	-	(1,773,614)	(1,773,614)
Note payable, short term:
Proceeds	52,500	-	-	52,500	105,500
Payments	(135,250)	-	-	(135,250)	(135,250)
Net cash provided by financing activities	39,432,493	-	-	39,432,493	39,945,497
Net increase (decrease) in cash	2,995,195	-	-	2,995,195	2,996,312
Cash at beginning of the period	1,117	-	-	1,117	-
Cash at end of period	$2,996,312	$-	$-	$2,996,312	$2,996,312

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Continued)
					Cumulative Total
					November 30,
	As	Debt Discount			2009 (Inception) to
	Previously	Related to the	Adjust		December 31,
	Reported on	Fair Value of the	Fair Value of		2012
	Form 10-K	Stock Warrants	Stock Warrants	As Restated	As Restated

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$906,174	$-	$-	$906,174	$906,174
Income taxes paid	-	-	-	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES
Lima property	$-	$-	$-	$-	$(6,439,429)
Note payable	-	-	-	-	6,439,429
Other asset	-	-	-	-	(1)
Non-Controlling interest	-	-	-	-	1
Stock issued for debt and accrued interest	-	-	-	-	7,658,328
Accrued interest	-	-	-	-	(591,060)
Note payable, Lima	-	-	-	-	(6,439,429)
Advances from related parties	-	-	-	-	(344,504)
Payroll liabilities	-	-	-	-	(283,335)
Notes payable	(23,000)	-	-	(23,000)	(23,000)
Common stock	66	-	-	66	66
Paid-in capital	22,934	-	-	22,934	22,934
Debt discount	(1,186,600)	1,186,600	-	-	-
Paid-in capital	1,186,600	(1,186,600)	-	-	-
Debt discount	-	(1,008,000)	-	(1,008,000)	(1,008,000)
Stock warrant liability	-	1,008,000	-	1,008,000	1,008,000
BOE Energy	(400,000)	-	-	(400,000)	(400,000)
Paid-in capital	399,750	-	-	399,750	399,750
Common stock	250	-	-	250	250

	$-	$-	$-	$-	$-

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

Note 5 – COMMON STOCK

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

NOTE 5 – COMMON STOCK (continued)

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

NOTE 5 – COMMON STOCK (continued)

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

Warrants

On September 24, 2012 the Company issued a warrant to purchase 10,312,500 shares of the Company’s common stock for $0.48 with a life of ten (10) years.  The warrant was issued in connection with a convertible note payable.  The aggregate value of the warrant shares was $1,008,000 and was recorded as debt discount.  The Company recognized $1,452,000 in derivative expense to reflect fair value of the warrant as of December 31, 2012.  The Monte Carlo simulation model was used to compute the value of the warrant and the assumptions used were:

Exercise Price	$0.48
Expiration Date	9/24/22
Risk free interest rate	1.73%
Volatility (Rounded)	80.00%
Probability of non-dilution event	95%
Probability of dilution event	5%

Risk-free interest rate – This is the yield on U.S. Treasury Securities posted at the date of grant having a term equal to the expected life of the warrant.

Exptiration date – This is the period of time over which the warrant granted is excercisable..  Warrants granted by the Company had a maximum term of ten (10) years.

Expected volatility – Actual changes in the market value of stock are used to calculate the volatility assumption.

Probability of non-dilution event – This is the likelihood that the Company will not initiate an event that would trigger the “down round” anti-dilution protection in the Warrant.

Probability of dilution event – This is the likelihood that the Company will initiate an event that would trigger the “down round” anti-dilution protection in the Warrant.

NOTE 6 – INCOME TAXES

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

NOTE 6 – INCOME TAXES (continued)

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

The Company is subject to federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011

Net loss	$5,785,719	$2,132,385
Income tax rate	X 35%	X 35%
Income tax benefit	2,025,002	746,335
Permanent differences	(618,752)	(119,170)
Valuation allowance change	(1,406,250)	(627,165)
Deferred income tax (benefit)	$–	$–

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

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes.  The significant components of future income tax assets and liabilities at December 31, are as follows:

	2012		2011
Net operating loss		$2,518,239		$1,111,989
Asset impairment		2,253,800		2,253,800
Total deferred tax assets		4,772,039		3,365,789
Valuation allowance		(4,772,039)		(3,365,789)
Net deferred tax assets		$–		$–
Total deferred income tax (liability)	$		$

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

The net operating loss carryforwards for income tax purposes are approximately $7,195,000 and will begin to expire in 2029.

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
December 31, 2012 and 2011

NOTE 7 – GUARANTEES AND INDEMNIFICATIONS

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

NOTE 8 – ASSET ACQUISITIONS

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

NOTE 8 – ASSET ACQUISITIONS (continued)

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

NOTE 9 – BORROWING

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

The conversion right of this convertible note payable is accounted for as an imbedded derivative.  When the two (2) notes were converted, the Company computed the imbedded derivate value using the Black-Sholes pricing model.  The value of the imbedded derivative was computed to be $314,500 using the following Black-Sholes assumptions:

Estimated fair value	$0.48
Estimated life (years)	0.50
Risk free interest rate	0.21%
Volatility	347.04%

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

NOTE 9 – BORROWING (continued)

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

NOTE 9 – BORROWING (continued)

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

●	The Company is paying interest on the entire $5,000,000 balance from September 24, 2012, which has amounted to $54,260.

●	The note is convertible into the Company’s common stock at $0.48 per share (10,416,667 shares).

●
Issued a warrant to purchase 10,312,500 shares of the Company’s common stock at $0.48.  The warrant was valued at $1,008,000 and was recorded as debt discount.  The debt discount is being amortized on the interest method over the life of the loan.  The interest recognized was $54,264 as of December 31, 2012.

●	Note is secured by all assets of the Company.

The following summarizes the outstanding long-term notes payable at December 31, 2012:

	Amount
10% secured note payable due August 15, 2015	$30,000,000
Less deferred debt discount	(1,613,865)
	28,386,135
4% subordinated secured convertible note payable	3,250,000	(1)
Less deferred debt discount	(3,753,736)
	(503,736)
Total Balance	$27,882,399

(1)	$1,750,000 of note remains unfunded at December 31, 2012.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 10 – RELATED PARTY TRANSACTIONS

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
December 31, 2012 and 2011

NOTE 10 – RELATED PARTY TRANSACTIONS (continued)

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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
December 31, 2012 and 2011

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 12 – SUBSEQUENT EVENTS

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