Form 10-Q/A
period 2013-03-31
USA Synthetic Fuel Corp
filed 2013-08-19
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

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

USA Synthetic Fuel Corporation

Explanatory Note

Overview of Restatement

In this Quarterly Report on Form 10-Q/A, USA Synthetic Fuel Corporation (together with its subsidiaries, “USASF” or the “Company”):

(a) restates its Consolidated Balance Sheets, the related Consolidated Statements of Operations  and Consolidated Statements of Cash Flows as of March 31, 2013;

(b) amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations as it relates to fiscal quarter ended March 31, 2013.

Background on Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 14, 2013, the Audit Committee of the Board of Directors of the Company, based on the recommendation of, and in consultation with management, concluded that the Company will restate its previously issued financial statements for the fiscal quarter ended March 31, 2013 because of an error related to the accounting treatment of warrants, as more fully described below. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods or other communications relating to the financial statements for these periods.

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

The restated financial statements correct the following error:

Debt Discount Related to the Fair Value of the Stock Warrants:

•
A $1.19 million reclassification from Additional Paid In Capital to Stock Warrant Liability.  This error is due to the change in classification of the debt discount related to the fair value of the stock warrants associated with the 4% subordinated secured convertible note, as described more fully in previous filings, from equity to a liability. This error resulted in the understatement of Long Term Liabilities and the overstatement of Additional Paid In Capital.  This reclassification was recorded in the financial statements of the Restated and Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

The Company also recalculated the debt discount related to the fair value of the stock warrants on the measurement date, using the Monte Carlo simulation model, as compared to the Black-Scholes model used previously, to reflect a fair value of the stock warrants over the exercisable period more indicative for a development stage company such as USASF.  The Monte Carlo simulation model calculated the fair value of the stock warrants at $1.01 million.  The adjusted fair value of the stock warrants recorded as a debt discount and the associated cumulative effect on the debt discount amortization was recorded in the financial statements of the Restated and Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012. Adjustments for the associated cumulative effect on the debt discount amortization for the first fiscal quarter of 2013 has been recorded has been recorded in the Restated and Amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2013.

Fair Value of Stock Warrants

•
A $1.23 million understatement of pre-tax loss, cumulative over the restated period, due to the change in classification of the fair value of the stock warrants as a liability, as mentioned above. As a liability, the company is required to record the fair value of the stock warrant liability each reporting period based on a marked to market approach.  This error is a result of not recording the fair value of the stock warrant liability as of the reporting period ending March 31, 2013. This error resulted in an understatement of the Stock Warrant Liability and understatement in Derivative Expense.  The adjustment has been recorded in the financial statements of this Restated and Amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2013.

i

Through March 31, 2013, the restatement had the following effect on net loss:

Debt Discount Related to the Fair Value of the Stock Warrants	Adjust Fair Value of Stock Warrants	Total Increase in Net Loss
$(9,705)	$1,238,000	$1,228,295
$(9,705)	$1,238,000	$1,228,295

The following table sets forth the effects of the restatement on the affected items within our previously reported Consolidated Statements of Operations.  The adjustments necessary to correct the errors have no effect on reported cash flow from operations and do not have a material impact on the balance sheet.

		For Quarter Ended March 31, 2013
Total Other Income (Expense)	As Originally Reported	$(1,271,458)
	Adjustments	(1,228,295)
	As Restated	$(2,499,753)

Net (Loss)	As Originally Reported	$(2,137,558)
	Adjustments	(1,228,295)
	As Restated	$(3,365,853)

Net Loss per Share - Basic and Diluted	As Originally Reported	$(0.03)
	Adjustments	(0.01)
	As Restated	$(0.04)

The adjustments made as the result of the restatement are more fully discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in this amended and restated Quarterly Report on Form 10-Q/A.  To further review the effects of these accounting errors identified and the restatement adjustments, see Part II – Item 7 – Management’s Discussion and Analysis of the Financial Conditions and Results of Operations included in this amended and restated Quarterly Report on Form 10-Q/A.  For a description of the control deficiencies identified by management and management’s plan to remediate those deficiencies, see Part II – Item – 4T – Controls and Procedures.

Previously filed Quarterly Reports on Form 10-Q for the period affected by this restatement have not been amended.  Accordingly, investors should no longer rely upon the Company’s previously released financial statements for this period or other communications relating to the financial statements for this period.  All amounts in this amended and restated Quarterly Report on Form 10-Q/A affected by the restated adjustments reflect such amounts as restated.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K/A for the period ended December 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited) (Restated)	(audited) (Restated)
Assets

Current Assets
Cash	$1,168,272	$2,996,312
Accounts Receivable	4,000	-
Prepaid Expenses	109,589	7,500
Prepaid Interest	1,446,197	2,185,923
Total Current Assets	2,728,058	5,189,735
Property, Plant & Equipment
Lima Energy Project	3,118,071	2,629,584
Furniture & Fixtures, net	15,455	5,123
Total Property, Plant & Equipment	3,133,526	2,634,707
Other Assets
Restricted Cash	3,000,382	3,001,609
Escrowed Cash	749,442	250,000
BOE Energy	25,568,863	25,568,863
Total Other Assets	29,318,687	28,820,472
Total Assets	$35,180,271	$36,644,914

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$463,943	$313,854
Advances from Related Parties	154,257	154,257
Accrued Expenses	303,213	139,058
Payroll Liabilities	1,398,068	1,398,068
Land Purchase Liability	100,000	100,000
Total Current Liabilities	2,419,481	2,105,237
Long Term Liabilities
Land Purchase Liability	200,000	200,000
Stock Warrant Liability	3,698,000	2,460,000
Notes Payable, net of debt discount of $5,018,635 and 5,367,601, at March 31, 2013 and December 31, 2012, respectively	28,231,365	27,882,399
Total Long Term Liabilities	32,129,365	30,542,399
Total Liabilities	34,548,846	32,647,636
Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 9,925,153 shares
authorized, none issued or outstanding	-	-
Series A super voting preferred stock, $0.0001 par value,
2 shares authorized, none issued or outstanding	-	-
Series B preferred stock, $0.0001 par value, 74,845 shares
authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 80,682,390 at March 31, 2013 and December 31, 2012	8,067	8,067
Additional paid-in capital	20,047,003	20,047,003
Deficit accumulated during the development stage	(19,423,646)	(16,057,793)
	631,424	3,997,277
Non-controlling interest	1	1
Total Stockholders' Equity (Deficit)	631,425	3,997,278
Total Liabilities and Stockholders' Equity (Deficit)	35,180,271	36,644,914

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative Total
	Three	Three	November 30,
	Months Ended	Months Ended	2009 (Inception)
	March 31, 2013 (Restated)	March 31, 2012	to March 31, 2013 (Restated)
Cost and expenses
General and Administrative Expenses	$(866,100)	$(324,532)	$(6,727,109)
Impairment Expense	-	-	(6,439,429)
(Loss) from operations before other
Income (expense) and income taxes	(866,100)	(324,532)	(13,166,538)

Other Income (Expense)
Investment Income	1,352	-	1,352
Other Income	-	-	70,812
Derivative Expense	(1,238,000)	-	(3,004,500)
Interest Expense	(1,263,105)	(2,003)	(3,324,772)
Total Other Income (Expense)	(2,499,753)	(2,003)	(6,257,108)
(Loss) before income taxes	(3,365,853)	(326,535)	(19,423,646)
Provision for income taxes	-	-	-

Net (Loss)	$(3,365,853)	$(326,535)	$(19,423,646)

Net Loss per Common Share - Basic
and Diluted	$(0.04)	$(0.00)
Weighted Average Number of Common
Shares Outstanding	80,682,390	76,425,248

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative Total
	Three Months	Three Months	November 30,
	Ended	Ended	2009 (Inception)
	March 31, 2013 (Restated)	March 31, 2012	to March 31, 2013 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,365,853)	$(326,535)	$(19,423,646)
Adjustment to reconcile net loss to net cash
used in operating activities;
Employee stock compensation	-	-	170,049
Depreciation expense	1,219		1,219
Note payable redemption fee	125,100	-	258,533
Debt discount amortization	348,966	-	815,729
Stock issued for services	-	-	340,485
Expenses contributed by stockholder	-	-	148,608
Impairment expense	-	-	6,439,429
Derivative expense	1,238,000	-	3,004,500
Changes in operating assets and liabilities:
Accounts Receivable	(4,000)	-	(4,000)
Prepaid expenses	(102,089)	-	(109,589)
Prepaid interest	739,726	-	(1,446,197)
Accounts payable	150,089	62,081	463,943
Accrued expenses	39,055	-	44,680
Payroll liabilities	-	195,033	1,681,403
Accrued interest	-	2,003	591,060
Net cash provided in operating activities	(829,787)	(67,418)	(7,023,794)
CASH USED IN INVESTING ACTIVITIES
Lima Project - Land Liability	-	-	300,000
Lima Project -- Site Work	(488,487)	-	(1,117,013)
Lima Project - Land	-	-	(2,001,057)
Furniture and Fixtures	(11,551)	-	(16,674)
BOE Energy	-	-	(25,168,863)
Escrowed Cash	(499,442)	-	(749,442)
Restricted cash	1,227	-	(3,000,382)
Net cash used in investing activities	(998,253)	-	(31,753,431)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	11,000,100
Advances from related parties	-	14,157	498,761
Notes payable, long term	-	-	30,250,000
Loan fees, long term debt	-	-	(1,773,614)
Note payable, short term:
Proceeds	-	52,500	105,500
Payments	-	-	(135,250)
Net cash provided by financing activities	-	66,657	39,945,497
Net increase (decrease) in cash	(1,828,040)	(761)	1,168,272
Cash at beginning of the period	2,996,312	1,117	-
Cash at end of period	$1,168,272	$356	$1,168,272

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative Total
	Three Months	Three Months	November 30,
	Ended	Ended	2009 (Inception)
	March 31, 2013 (Restated)	March 31, 2012	to March 31, 2013 (Restated)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$49,315	$-	$955,489
Income taxes paid	-	-	-
NON CASH INVESTING AND FINANCING ACTIVITIES
Lima property	$-	$-	$(6,439,429)
Note payable	-	-	6,439,429
Other asset	-	-	(1)
Non-Controlling interest	-	-	1
Stock issued for debt and accrued interest	-	-	7,658,328
Accrued interest	-	-	(591,060)
Note payable, Lima	-	-	(6,439,429)
Advances from related parties	-	-	(344,504)
Payroll liabilities	-	-	(283,335)
Notes payable	-	-	(23,000)
Common stock	-	-	66
Paid in capital	-	-	22,934
Debt discount	-	-	(1,008,000)
Stock warrant liability	-	-	1,008,000
Paid-in capital	-	-	399,750
Common stock	-	-	250

	$-	$-	$-

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

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company has restated its consolidated financial statements as of the fiscal quarter ended March 31, 2013.  The restatements reflect adjustments to correct an error identified by management during the Company’s preparation and review of the Company’s June 30, 2013 Report on Form 10-Q.  The restatements reflect adjustments to correct the error in the Company’s accounting treatment for stock warrants that had embedded derivatives. The effect of these restatements on the Company’s Balance Sheet is material related to certain line items, although the restatements have no effect upon reported cash flow used in operations.

Debt Discount Related to the Fair Value of the Stock Warrants:

A $1.19 million reclassification from Additional Paid In Capital to Stock Warrant Liability.  This error is due to the change in classification of the debt discount related to the fair value of the stock warrants associated with the 4% subordinated secured convertible note, as described more fully in previous filings, from equity to a liability. The stock warrants included certain “down round” anti-dilution protection that required the fair value of the stock warrants to be recorded as a liability. This error resulted in the understatement of Long Term Liabilities and the overstatement of Additional Paid In Capital.  This reclassification has been recorded in the financial statements of the Restated and Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.  Adjustments for the associated cumulative effect on the debt discount amortization for the first fiscal quarter of 2013 has been recorded has been recorded in the Restated and Amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2013.

Fair Value of Stock Warrants

•
A $1.23 million understatement of pre-tax loss, cumulative over the restated periods, due to the change in classification of the fair value of the stock warrants as a liability, as mentioned above. As a liability, the company is required to record the fair value of the stock warrant liability each reporting period based on a marked to market approach.  This error is a result of not recording the fair value of the stock warrant liability as of the reporting period ending March 31, 2013. This error resulted in an understatement of the Stock Warrant Liability and understatement in Derivative Expense.  The adjustment has been recorded in the financial statements of this Restated and Amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2013.

The restated Consolidated Balance Sheet as of March 31, 2013 and the restated Consolidated Statements of Operations and Cash Flows for the fiscal quarter ended March 31, 2013 are presented below:

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2013

	As	Debt Discount
	Previously	Related to the	Adjust
	Reported on	Fair Value of the	Fair Value of
	Form 10-Q	Stock Warrants	Stock Warrants	As Restated
Assets

Current Assets
Cash	$1,168,272	$-	$-	$1,168,272
Accounts Receivable	4,000	-	-	4,000
Prepaid Expenses	109,589	-	-	109,589
Prepaid Interest	1,446,197	-	-	1,446,197
Total Current Assets	2,728,058	-	-	2,728,058
Property, Plant & Equipment
Lima Energy Project	3,118,071	-	-	3,118,071
Furniture & Fixtures, net	15,455	-	-	15,455
Total Property, Plant & Equipment	3,133,526	-	-	3,133,526
Other Assets
Restricted Cash	3,000,382	-	-	3,000,382
Escrowed Cash	749,442	-	-	749,442
BOE Energy	25,568,863	-	-	25,568,863
Total Other Assets	29,318,687	-	-	29,318,687
Total Assets	$35,180,271	$-	$-	$35,180,271

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$463,943	$-	$-	$463,943
Advances from Related Parties	154,257	-	-	154,257
Accrued Expenses	303,213	-	-	303,213
Payroll Liabilities	1,398,068	-	-	1,398,068
Land Purchase Liability	100,000	-	-	100,000
Total Current Liabilities	2,419,481	-	-	2,419,481
Long Term Liabilities
Land Purchase Liability	200,000	-	-	200,000
Stock Warrant Liability	-	1,008,000	2,690,000	3,698,000
Notes Payable, net of debt discount of $5,018,365	28,072,606	158,759	-	28,231,365
Total Long Term Liabilities	28,272,606	1,166,759	2,690,000	32,129,365
Total Liabilities	30,692,087	1,166,759	2,690,000	34,548,846
Stockholders' Equity
Preferred stock, $0.0001 par value, 9,925,153 shares
authorized, none issued or outstanding	-	-	-	-
Series A super voting preferred stock, $0.0001 par value,
2 shares authorized, none issued or outstanding	-	-	-	-
Series B preferred stock, $0.0001 par value, 74,845 shares
authorized, none issued or outstanding	-	-	-	-
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 80,682,390 at March 31, 2013 and December 31, 2012	8,067	-	-	8,067
Additional paid-in capital	21,233,603	(1,186,600)	-	20,047,003
Deficit accumulated during the development stage	(16,753,487)	19,841	(2,690,000)	(19,423,646)
	4,488,183	(1,166,759)	(2,690,000)	631,424
Non-controlling interest	1	-	-	1
Total Stockholders' Equity	4,488,184	(1,166,759)	(2,690,000)	631,425
Total Liabilities and Stockholders' Equity	35,180,271	-	-	35,180,271

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
March 31, 2013

					Cumulative Total
	As	Debt Discount			November 30,
	Previously	Related to the	Adjust		2009 (Inception)
	Reported on	Fair Value of the	Fair Value of		to March 31, 2013
	Form 10-Q	Stock Warrants	Stock Warrants	As Restated	As Restated
Cost and expenses

General and Administrative Expenses	$(866,100)	$-	$-	$(866,100)	$(6,727,109)
Impairment Expense	-	-	-	-	(6,439,429)
(Loss) from operations before other
Income (expense) and income taxes	(866,100)	-	-	(866,100)	(13,166,538)

Other Income (Expense)

Investment Income	1,352			1,352	1,352
Other Income	-	-	-	-	70,812
Derivative Expense	-	-	(1,238,000)	(1,238,000)	(3,004,500)
Interest Expense	(1,272,810)	9,705	-	(1,263,105)	(3,324,772)
Total Other Income (Expense)	(1,271,458)	9,705	(1,238,000)	(2,499,753)	(6,257,108)

(Loss) before income taxes	(2,137,558)	9,705	(1,238,000)	(3,365,853)	(19,423,646)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(2,137,558)	$9,705	$(1,238,000)	$(3,365,853)	$(19,423,646)

Net Loss per Common Share - Basic
and Diluted	$(0.03)			$(0.04)

Weighted Average Number of Common
Shares Outstanding	80,682,390			80,682,390

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statement of Cash Flows
March 31, 2013
					Cumulative Total
	As	Debt Discount			November 30,
	Previously	Related to the	Adjust		2009 (Inception)
	Reported on	Fair Value of the	Fair Value of		to March 31, 2013
	Form 10-Q	Stock Warrants	Stock Warrants	As Restated	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,137,558)	$9,705	$(1,238,000)	$(3,365,853)	$(19,423,646)
Adjustment to reconcile net loss to net cash
used in operating activities;
Employee stock compensation	-	-	-	-	170,049
DepreciationeExpense	1,219			1,219	1,219
Note payable redemption fee	125,100	-	-	125,100	258,533
Debt discount amortization	358,671	(9,705)	-	348,966	815,729
Stock issued for services	-	-	-	-	340,485
Expenses contributed by stockholder	-	-	-	-	148,608
Impairment expense	-	-	-	-	6,439,429
Derivative expense	-	-	1,238,000	1,238,000	3,004,500
Changes in operating assets and liabilities:
Accounts Receivable	(4,000)	-	-	(4,000)	(4,000)
Prepaid expenses	(102,089)	-	-	(102,089)	(109,589)
Prepaid interest	739,726	-	-	739,726	(1,446,197)
Accounts payable	150,089	-	-	150,089	463,943
Accrued expenses	39,055	-	-	39,055	44,680
Payroll liabilities	-	-	-	-	1,681,403
Accrued interest	-	-	-	-	591,060
Net cash provided in operating activities	(829,787)	-	-	(829,787)	(7,023,794)
CASH USED IN INVESTING ACTIVITIES
Lima Project - Land Liability	-	-	-	-	300,000
Lima Project -- Site Work	(488,487)	-	-	(488,487)	(1,117,013)
Lima Project - Land	-	-	-	-	(2,001,057)
Furniture and Fixtures	(11,551)	-	-	(11,551)	(16,674)
BOE Energy	-	-	-	-	(25,168,863)
Escrowed Cash	(499,442)	-	-	(499,442)	(749,442)
Restricted cash	1,227	-	-	1,227	(3,000,382)

Net cash used in investing activities	(998,253)	-	-	(998,253)	(31,753,431)

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
March 31, 2013
(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	-	-	11,000,100
Advances from related parties	-	-	-	-	498,761
Notes payable, long term	-	-	-	-	30,250,000
Loan fees, long term debt	-	-	-	-	(1,773,614)
Note payable, short term:
Proceeds	-	-	-	-	105,500
Payments	-	-	-	-	(135,250)
Net cash provided by financing activities	-	-	-	-	39,945,497
Net increase (decrease) in cash	(1,828,040)	-	-	(1,828,040)	1,168,272
Cash at beginning of the period	2,996,312	-	-	2,996,312	-
Cash at end of period	$1,168,272	$-	$-	$1,168,272	$1,168,272

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
March 31, 2013
(Continued)

					Cumulative Total
	As	Debt Discount			November 30,
	Previously	Related to the	Adjust		2009 (Inception)
	Reported on	Fair Value of the	Fair Value of		to March 31, 2013
	Form 10-Q	Stock Warrants	Stock Warrants	As Restated	As Restated

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$49,315	$-	$-	$49,315	$955,489
Income taxes paid	-	-	-	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES
Lima property	$-	$-	$-	$-	$(6,439,429)
Note payable	-	-	-	-	6,439,429
Other asset	-	-	-	-	(1)
Non-Controlling interest	-	-	-	-	1
Stock issued for debt and accrued interest	-	-	-	-	7,658,328
Accrued interest	-	-	-	-	(591,060)
Note payable, Lima	-	-	-	-	(6,439,429)
Advances from related parties	-	-	-	-	(344,504)
Payroll liabilities	-	-	-	-	(283,335)
Notes payable	-	-	-	-	(23,000)
Common stock	-	-	-	-	66
Paid in capital	-	-	-	-	22,934
Debt discount	-	-	-	-	-
Paid in capital	-	-	-	-	-
Debt discount	-	-	-	-	(1,008,000)
Stock warrant liability	-	-	-	-	1,008,000
BOE Energy	-	-	-	-	(400,000)
Paid-in capital	-	-	-	-	399,750
Common stock	-	-	-	-	250

	$-	$-	$-	$-	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this interim report Form 10-Q and in our Amended and Restated Annual Report on Form 10-K/A dated December 31, 2012.  We are a development stage company and have had no revenues for the quarter ended March 31, 2013 and had no revenues for quarter ended March 31, 2012.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from operations at our Lima Energy Project, which we estimate will be at a minimum approximately twenty-four to thirty-seven months from funding.

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

If we are not able to receive commercially feasible quantities of the solid hydrocarbon from this Energy Asset, a negative impact on the Cleantech Energy Project may result.  Cleantech Energy Company plans to engage a contract production company to permit, finance, own and operate a facility to extract the solid hydrocarbon and deliver it to Cleantech Energy Company.  The third party solid hydrocarbon production operation, once permitted by the State of Wyoming, will essentially be a surface mining operation.  There are three seams of solid hydrocarbon, each overlain by overburden soil of varying depths – ranging from zero to over 100 feet.  The method and sequencing of overburden removal and stockpiling will be developed by the production company and described in detail in its application to the State of Wyoming.  While the initial operation of the facility will utilize the shallowest seam of coal, the production plan will seek to avoid or minimize repeated handling of overburden, and to optimize production of all seams in a given area methodically and optimally across the over 8,600 acre leasehold. As the facility currently is planned to be located at a suitable location within the leasehold site area, transport of solid hydrocarbon to the facility will most likely be by conveyor, backed up by large capacity truck, as appropriate.  Our current plan calls for feedstock to be delivered into covered structures in accordance with state requirements, for weather protection and to facilitate blending for optimum feedstock composition. We have not yet identified or engaged a contract production company to permit, finance, own and operate a facility to extract the solid hydrocarbon and deliver it to the Cleantech Energy Project.  Preliminary discussions with potential production companies have indicated an estimated extraction cost of between $7.50 and $10.00 per ton for the Powder River Basin coal of the solid hydrocarbon Energy Asset.  This is consistent with the $9.23 per ton and $10.68 per ton costs for extraction of Powder River Basin coal as reported by Arch Coal, Inc. in its press releases announcing its results for the second quarter of 2010 and third quarter of 2011, respectively.  This is an estimate only, and we cannot guarantee that the extraction costs we incur will be consistent with this estimate.

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

Operating Expenses

Our operating expenses for the quarter ended March 31, 2013 totaled $866,100 and for the quarter ended March 31, 2012 totaled $324,532.  The primary components of our expenses were related to salary expenses, fees relating to the Third Eye transaction and SEC compliance activities for the quarter ended March 31, 2013. The primary components of our expenses related to salary expenses and SEC compliance activities for the quarter ended March 31, 2012.

Derivative Expense

For the quarter ended March 31, 2013, the Company recorded an expense of $1,238,000 related to reporting the fair value of the stock warrants, as described earlier in this filing, under the mark to market approach. The Company did not record any derivative expense for the quarter ended March 31, 2012.

Interest Expense

For the quarter ended March 31, 2013, the Company recorded an expense of $1,263,105 which included $200,400 in debt discount amortization and $273,666 in note fee amortization related to the Third Eye transactions.  The Company recorded an expense of $2,003 for the quarter ended March 31, 2012.

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

The net operating loss carryforwards for income tax purposes are approximately $8,900,000 and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Net Loss

For the quarter ended March 31, 2013, we experienced a net loss of $3,365,853, and for the quarter ended March 31, 2012, we experienced a net loss of $326,535.  Non-cash expenses were $1,713,285 and $0 for the quarters ended March 31, 2013 and 2012, respectively.

We anticipate losses from operations will increase during the next nine months due to anticipated increases in payroll expenses as we add necessary staff, and project development expenses. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses.

Basic and Diluted Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our net loss for the quarter ended March 31, 2013 was $0.04 per share, and $0.00 per share for the quarter ended March 31, 2012.

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

Cash Position and Outstanding Indebtedness

Our total indebtedness at March 31, 2013 was $35,869,481, which related to the $35 million debt financing transaction, in addition to accounts payable, accrued liabilities, and advances from related parties. The amount reflected in Long Term Liabilities in our Consolidated Balance Sheets is net of $3,553,336 in debt discounts and $1,465,299 in unamortized fees expense.  Our total indebtedness at March 31, 2012, was $2,281,395 consisting of all current liabilities due within the year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures.

In connection with the preparation of our Quarterly Report on Form 10-Q for the period ended June 30, 2013, our management in consultation with our independent registered public accounting firm identified, and the Audit Committee of the Board of Directors agreed, that the Company had a material weakness in our internal control over financial reporting relating to our accounting for complex transactions that are non-routine and non-recurring. As a result of that material weakness, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were ineffective.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the quarterly report on for the period ended March 31, 2013.  Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A for the period ended March 31, 2013 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting.
In order to remediate the deficiency in internal controls over financial reporting, particularly with respect to unique and non-routine transactions, we will develop accounting research memos to determine the appropriate treatment of such transactions and will meet and confer with our auditors to get concurrence prior to the end of the reporting period.  We also added a control that changed the procedure for determining the accounting treatment of complex, non-routine and non-recurring transactions.

Other than as discussed above, there have been no other significant changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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