Form 10-Q
period 2013-06-30
USA Synthetic Fuel Corp
filed 2013-08-19
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013.

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

There were 80,682,390 shares of the Registrant’s Common Stock issued and outstanding on August 14, 2013.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Current Assets
Cash	$678,417	$2,996,312
Prepaid Expenses	115,721	7,500
Prepaid Interest	698,251	2,185,923
Total Current Assets	1,492,389	5,189,735
Property, Plant & Equipment
Lima Energy Project	4,275,298	2,629,584
Furniture & Fixtures, net	14,235	5,123
Total Property, Plant & Equipment	4,289,533	2,634,707
Other Assets
Restricted Cash	3,000,369	3,001,609
Escrowed Cash	389,507	250,000
BOE Energy	25,568,863	25,568,863
Total Other Assets	28,958,739	28,820,472
Total Assets	$34,740,661	$36,644,914

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$643,118	$313,854
Advances from Related Parties	154,257	154,257
Accrued Expenses	444,313	139,058
Accrued Taxes	25,985	-
Payroll Liabilities	1,398,068	1,398,068
Land Purchase Liability	100,000	100,000
Total Current Liabilities	2,765,741	2,105,237
Long Term Liabilities
Land Purchase Liability	200,000	200,000
Stock Warrant Liability	10,725,000	2,460,000
Notes Payable, net of debt discount of $4,669,669 and $5,367,601, at
June 30, 2013 and December 31, 2012, respectively	29,673,756	27,882,399
Total Long Term Liabilities	40,598,756	30,542,399
Total Liabilities	43,364,497	32,647,636
Stockholders' (Deficit) Equity
Preferred stock, $0.0001 par value, 9,925,153 shares
authorized, none issued or outstanding	-	-
Series A super voting preferred stock, $0.0001 par value,
2 shares authorized, none issued or outstanding	-	-
Series B preferred stock, $0.0001 par value, 74,845 shares
authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 80,682,390 shares issued
and outstanding at June 30, 2013 and December 31, 2012	8,067	8,067
Additional paid-in capital	20,047,003	20,047,003
Deficit accumulated during the development stage	(28,678,907)	(16,057,793)
	(8,623,837)	3,997,277
Non-controlling interest	1	1
Total Stockholders' Equity (Deficit)	(8,623,836)	3,997,278
Total Liabilities and Stockholders' Equity (Deficit)	$34,740,661	$36,644,914

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative Total
	Three	Three	Six	Six	November 30,
	Months Ended	Months Ended	Months Ended	Months Ended	2009 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Cost and expenses
General and Administrative Expenses	$(957,508)	$(220,065)	$(1,823,608)	$(544,597)	$(7,613,805)
Impairment Expense	-	-	-	-	(6,439,429)
(Loss) from operations before other
Income (expense) and income taxes	(957,508)	(220,065)	(1,823,608)	(544,597)	(14,053,234)

Other Income (Expense)
Interest Income	1,122	-	2,474	-	2,474
Other Income	-	-	-	-	-
Derivative Expense	(7,027,000)	(314,561)	(8,265,000)	(314,561)	(10,031,500)
Interest Expense	(1,271,875)	(1,937)	(2,534,980)	(3,940)	(4,596,647)
Total Other Income (Expense)	(8,297,753)	(316,498)	(10,797,506)	(318,501)	(14,625,673)
(Loss) before income taxes	(9,255,261)	(536,563)	(12,621,114)	(863,098)	(28,678,907)
Provision for income taxes	-	-	-	-	-

Net (Loss)	$(9,255,261)	$(536,563)	$(12,621,114)	$(863,098)	$(28,678,907)

Net Loss per Common Share - Basic
and Diluted	$(0.11)	$(0.01)	$(0.16)	$(0.01)

Weighted Average Number of Common
Shares Outstanding	80,682,390	76,629,015	80,682,390	76,527,132

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative Total
	Six	Six	November 30,
	Months Ended	Months Ended	2009 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(12,621,114)	$(863,098)	$(28,678,907)
Adjustment to reconcile net loss to net cash
used in operating activities;
Employee stock compensation	-	-	170,049
Depreciation expense	2,439	-	2,439
Note payable redemption fee	250,200	-	383,633
Debt discount amortization	697,932	-	1,164,695
Stock issued for services	-	-	340,485
Expenses contributed by stockholder	-	-	148,608
Impairment expense	-	-	6,439,429
Derivative expense	8,265,000	314,561	10,031,500
Changes in operating assets and liabilities:
Prepaid expenses	(108,221)	(15,000)	(115,721)
Prepaid interest	1,487,672	-	(698,251)
Accounts payable	329,264	84,182	643,118
Accrued expenses	81,040	(18,345)	86,665
Payroll liabilities	-	322,548	1,681,403
Accrued interest	-	3,940	591,060
Net cash provided in operating activities	(1,615,788)	(171,212)	(7,809,795)

CASH USED IN INVESTING ACTIVITIES
Lima Project - Land Liability	-	-	300,000
Lima Project -- Site Work	(1,645,714)	-	(2,274,240)
Lima Project - Land	-	-	(2,001,057)
Furniture and Fixtures	(11,551)	-	(16,674)
BOE Asset	-	-	(25,168,863)
Escrowed Cash	(139,507)	-	(389,507)
Restricted cash	1,240	-	(3,000,369)
Net cash used in investing activities	(1,795,532)	-	(32,550,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	11,000,100
Advances from related parties	-	38,857	498,761
Proceeds from notes payable, long term	1,093,425	-	31,343,425
Loan fees, long term debt	-	-	(1,773,614)
Note payable, short term:			-
Proceeds	-	135,250	105,500
Payments	-	-	(135,250)
Net cash provided by financing activities	1,093,425	174,107	41,038,922

Net increase (decrease) in cash	(2,317,895)	2,895	678,417

Cash at beginning of the period	2,996,312	1,117	-
Cash at end of period	$678,417	$4,012	$678,417

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited) (Continued)

			Cumulative Total
	Six	Six	November 30,
	Months Ended	Months Ended	2009 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$99,179	$-	$154,003
Income taxes paid	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Lima property	$-	$-	$(6,439,429)
Note payable	-	-	6,439,429
Other asset	-	-	(1)
Non-Controlling interest	-	-	1
Stock issued for debt and accrued interest	-	-	7,658,328
Accrued interest	-	-	(591,060)
Note payable, Lima	-	-	(6,439,429)
Advances from related parties	-	210,902	(344,504)
Payroll liabilities	-	(210,902)	(283,335)
Notes payable	-	(23,000)	(23,000)
Common stock	-	66	66
Paid-in capital	-	22,934	22,934
Debt discount	-	-	(1,008,000)
Stock warrant liability	-	-	1,008,000
BOE Energy	-	-	(400,000)
Paid-in capital	-	-	399,750
Common stock	-	-	250

	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements June 30, 2013 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K/A for the period ended December 31, 2012.  In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The consolidated statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three and six months periods ended June 30, 2013.  Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 2 – GOING CONCERN

We are a development stage environmental energy company focused on low cost clean energy solutions from the deployment of proven Ultra Clean Btu Converter technology. The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

For the six months ended June 30, 2013, we have incurred  $12,621,114 in net losses of which $9,215,571 were non-cash expenses. We have $678,417 of cash on hand and have an additional $3,000,369 currently outstanding or in restricted funds which we anticipate being able to use all or part of for working capital purposes. We anticipate further losses during the development stage and it is reasonably possible that we will not be able to fund our operations or comply with certain financial covenants over the next 12 months without taking certain actions.  Such actions include, but are not limited to modifying current debt agreements, entering into new debt agreements, issuing capital stock, reducing operating expenses and liquidating assets.

We currently have major capital transactions underway that are targeted to be complete in the near future and could have access to reserve equity lines if we meet certain requirements. These transactions are discussed in more detail in the “Future Capital Requirements” section of this quarterly report on Form 10-Q.  In addition, we have major fuel assets valued in excess of $100 million that may be utilized to increase liquidity. There can be no assurance that these capital transactions will be completed or asset liquidations would get completed in the targeted timeframe which could impact our ability to have sufficient resources to meet our objectives raising doubt as the Company’s ability to continue as a going concern.

NOTE 3 – INCOME TAXES

We use the liability method in accounting for income taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The potential benefit of net operating loss carry forwards has not been recognized in the accompanying financial statements since we cannot be assured that it is more likely than not that such benefit will be utilized in future years.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements June 30, 2013 (Unaudited)

NOTE 3 – INCOME TAXES (continued)

The net operating loss carryforwards for income tax purposes are approximately $10,704,000 and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of the net operating loss carryforwards may be limited if we experience a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact our ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the three month and six month periods ending June 30, 2013. We have a 4% subordinated secured convertible note that can be converted into 10,312,500 common shares and also have issued Warrants for 10,312,500 common shares that are potentially dilutive. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Loss per Common Share - Basic
and Diluted	$(0.11)	$(0.01)	$(0.16)	$(0.01)

Weighted Average Shares of
Common Shares Outstanding	80,682,390	76,629,015	80,682,390	76,527,132

NOTE 5 – COMMITMENTS AND CONTINGENCIES

We entered into a Note Purchase Agreement, a Unit Purchase Agreement, and a Royalty Agreement with Third Eye, as more fully described in our annual filing on Form 10-K/A for the fiscal year ended December 31, 2012. We also entered into two agreements with third parties, the first to provide site preparation services to our Lima Energy Project at a price not to exceed $1,782,500, and the second to provide design-build services for our Technology Innovation Center we are constructing at our site in Lima, Ohio, in the amount of $2,000,000.  The total cost of constructing the Technology Innovation Center is estimated at $9,500,000.  As of June 30, 2013, the Company has committed $1,494,240 to site preparation services contract and expects to complete the work under this contract during the third quarter of this year.  We have committed $900,000 and spent $514,114 on the design-build contract as of June 30, 2013.

NOTE 6 – BORROWING

Long Term

On September 24, 2012 we entered into a Note Purchase Agreement and Unit Purchase Agreement with Third Eye Capital Corporation, as agent for the note holders, as more fully described in our annual filing on Form 10-K/A for the fiscal year ended December 31, 2012.

The following summarizes the outstanding long-term notes payable as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012

10% secured note payable due August 15, 2015	$30,000,000		$30,000,000
Less deferred debt discount	(1,316,733)		(1,613,865)
	28,683,267		28,386,135
4% subordinated secured convertible note payable	4,343,425	(2)	3,250,000	(1)
Less deferred debt discount	(3,352,936)		(3,753,736)
	990,489		(503,736)
Total Long-term note Balance	$29,673,756		$27,882,399

(1) $1,750,000 of note remained unfunded at December 31, 2012
(2) $656,575 of note remains unfunded at June 30, 2013

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements June 30, 2013 (Unaudited)

NOTE 6 – BORROWING (continued)

Warrants

As part of the Unit Purchase Agreement, we issued a warrant to purchase 10,312,500 shares of our common stock for $0.48 with a life of ten (10) years.  The warrant was issued in connection with a convertible note payable.  The aggregate value of the warrant shares was $1,008,000 and was recorded as debt discount.  The stock warrants included certain “down round” anti-dilution protection that required the fair value of the stock warrants to be recorded as a liability. As a liability, we are required to record the fair value of the stock warrant liability each reporting period on a mark to market approach.  We have recognized a derivative expense of $7,027,000 for the three months ended June 30, 2013 and $8,265,000 for the six months ended June 30, 2013. The Monte Carlo simulation model was used to compute the value of the warrant as of June 30, 2013, and the following assumptions were used:

Exercise Price	$0.48
Expiration Date	9/24/22
Risk free interest rate	2.38%
Volatility (Rounded)	80.00%
Probability of non-dilution event	95%
Probability of dilution event	5%

Risk-free interest rate – This is the yield on U.S. Treasury Securities posted at the date of grant having a term equal to the expected life of the warrant.

Expiration date – This is the period of time over which the warrant granted is excercisable. Warrants granted by the Company had a maximum term of ten (10) years.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K/A dated December 31, 2012.  We are a development stage company and have had no revenues for the quarter ended June 30, 2013 and had no revenues for the quarter ended June 30, 2012.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from operations at our Lima Energy Project, which we estimate will be at a minimum approximately twenty-four to thirty months from funding.

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

As used in this quarterly report on Form 10-Q, the terms “we,” “our,” “us,” “the Company” and “USASF” mean USA Synthetic Fuel Corporation, a Delaware corporation and its consolidated subsidiaries, unless the context indicates otherwise.

Overview
USA Synthetic Fuel Corporation is an environmental energy company focused on low cost clean energy solutions from the deployment of proven Ultra Clean Btu Converter technology. We intend to build, own and operate synthetic fuel production facilities, to convert lower value, solid hydrocarbons such as coal, renewables and petroleum coke (“petcoke”) into higher value, environmentally cleaner energy sources.  These solid hydrocarbons are one class of feedstock that may be used in Ultra Clean Btu Converters in order to produce synthetic gas (“SG”) that can be further processed into ultra clean synthetic fuel products such as synthetic liquid fuels (including ultra clean synthetic crude and liquid transportation fuels such as diesel, gasoline and jet), synthetic natural gas, hydrogen or electric power.  We initially intend to focus on production of ultra clean synthetic crude.  For the purposes of this quarterly report on Form 10-Q, the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably in the remainder of this quarterly report on Form 10-Q.

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

We have two projects in development, the Lima Energy Project and the Cleantech Energy Project, as described below.

Lima Energy Project
The Lima Energy Project  (“Lima Energy Project”) is our signature project located in Lima, Ohio, where we are building an environmental energy park with synthetic fuel production facilities, the first phase (Gas 1) of which is being designed to produce approximately 2.84 million Barrels of Oil Equivalent (“BOE”) per year of ultra clean synthetic crude.

Our wholly owned subsidiary, Lima Energy Company (“Lima Energy”), is the project company for the Lima Energy Project.  In addition to the 63 acre site that we purchased for the project in October 2012 which includes 100,000 square feet of engineered concrete for the fuel storage building. Lima Energy has initiated site development work for the Gas 1 facility. We have also commenced construction of our Technology Innovation Center, which we expect to complete in 2014.  The Technology Innovation Center will function as our administration facility, will house research and development laboratories, and will serve as a global conference center for the development of low cost clean energy technology innovations.

The Lima Energy Project is being developed in two phases:  Gas 1 and Gas 2, which, combined, are being designed to produce 8.0 million Barrels of Oil Equivalent ("BOE") per year of synthetic fuel products, initially concentrating on the production of ultra clean synthetic crude along with capture and full utilization of the CO2 produced during the manufacturing process. While the Lima Energy Project has been fully permitted, we are modifying the permits to reflect current regulatory requirements and project modifications. The project costs for these two phases of the Lima Energy Project are expected to be approximately $388 million (Gas 1) and $1.176 billion (Gas 2) for a total for both phases of approximately $1.564 billion.  Note that project costs include capital, engineering, procurement and construction and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.

As part of our integrated business strategy, we plan to use the energy asset of approximately 200 million BOE of solid hydrocarbon described under “Indiana BOE Energy Asset” as a hedge against short term feedstock supply contracts. This energy asset represents a 50-year fuel supply for Lima Energy Gas 1.

We expect to commence commercial operation of Gas 1 within approximately twenty-four to thirty months from the date of Gas 1 project financing. Successful financing of this phase will enable us to continue field work on both phases while facilitating financing for Gas 2. Lima Energy has been seeking financing for the Lima Energy Project since 2006.  Although the economic downturn commencing in 2007 has provided challenging circumstances for the Lima Energy Project financing, we have benefited from indirect funding of about $70 million by city, state and federal sources for supporting infrastructure.  We are currently seeking additional funding through public and private bond offerings that will enable us to complete site development and construction with anticipated bond proceeds as more fully described below in “Future Capital Requirements.”

Cleantech Energy Project
The Cleantech Energy Project (“Cleantech Energy Project”) is being developed by our subsidiary, Cleantech Energy Company, and we plan to locate it in Wyoming.  The Cleantech Energy Project is an Ultra Clean Btu conversion project that is being designed to produce approximately 30.6 million BOE/year of synthetic fuel products, initially concentrating on the production of ultra clean synthetic crude, along with capture and full utilization of the CO2 produced during the manufacturing process. The project cost for the Cleantech Energy Project is expected to be approximately $4.1 billion.  Note that project costs include capital, engineering, procurement and construction and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.  We have not secured financing for this project. The project location is expected to be adjacent to our energy asset, as described under “Wyoming BOE Energy Asset”, of approximately 1.02 billion BOE of solid hydrocarbons described below under “Wyoming BOE Energy Asset.”, which will be the feedstock for the project.   Engineering, technology licensing, and permit planning for this facility are currently ongoing.

To further our integrated business strategy, we plan to control our solid hydrocarbon feed supply and costs by owning solid hydrocarbons, which we refer to as BOE Energy Assets.  We own BOE Energy Assets in Indiana and Wyoming, as described below.

Indiana BOE Energy Asset
On September 24, 2012, Lima Energy acquired an approximately 200 million BOE energy asset consisting of approximately 50 million net tons of Illinois Basin coal located in Vigo County Indiana. The Indiana asset represents a 50-year fuel supply for Lima Energy Gas 1 and will serve as a hedge against short term feedstock supply contracts.

Wyoming BOE Energy Asset
The Company owns the rights to an energy asset of approximately 1.02 billion BOE of solid hydrocarbon energy. This energy asset consists of over 711 million gross tons (over 402 million net tons) of Powder River Basin (PRB) coal.  Pursuant to the Barrel of Oil Equivalent (“BOE”) Purchase and Sale Agreement, as more fully described in our Annual Report on Form 10-K/A, the parties to the Agreement agreed that this asset may serve as collateral for our $440 million bond transaction, as more fully described below in “Future Capital Requirements” and upon payment of $28 million, the debt provider will be able to hold a first security position on this asset and all contingencies will be removed.  This energy asset is intended for use as the feedstock for the Cleantech Energy Project and represents an estimated 25-year feedstock supply.  Additionally, because the Cleantech Energy Project is being designed to be at the site of or adjacent to the solid hydrocarbon Energy Asset, transportation expenses should be minimal for this project, resulting in an additional economic advantage for the Cleantech Energy Project.

We do not own proven or probable reserves in connection with either of our BOE energy assets, nor do we know if it is commercially feasible to receive a sufficient quantity of solid hydrocarbons to support the development and operation of our projects, specifically, our Cleantech Energy Project.  Construction of the Cleantech Energy Project will depend, in part, upon our confirmation that it is economically feasible to extract a sufficient quantity of solid hydrocarbons in Wyoming and upon future delivery of the solid hydrocarbon energy asset to support the development and operation of that project. If we determine that we will be unable to extract or receive a sufficient quantity of solid hydrocarbons from this energy asset to justify the construction of the Cleantech Energy Project, we may decide to redesign, relocate, develop alternate feedstock supplies, delay, or elect not to proceed on the development of this project.  Furthermore, if we determine that it is not commercially feasible to receive our solid hydrocarbon energy asset, we may be required to sell or write off the value of the asset on our consolidated financial statements that could have a material adverse effect on our business.

Significant Events Occurring During 2013
The following summarizes the significant events that occurred or impacted our consolidated financial statement results during the quarter ended June 30, 2013:

•	Received $1,093,425 in proceeds of the remaining $1,750,000 related to the 4% subordinated secured convertible note.

•	Invested $879,260 in continued construction related activities at the Lima Energy Project site.

•	Invested $277,967 in construction of our Lima Energy Technology Innovation Center.

•	Appointed BDO USA, LLP as our independent registered public accounting firm.

•
Restated and amended our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 and restated and amended our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2013.

The following summarizes the significant events that occurred or impacted our consolidated financial statement results during the six months ended June 30, 2013:

•	The Company appointed Daniel W. Dixon as Chief Financial Officer, effective January 1, 2013.

•	On March 1, 2013, the Board of Directors elected J. Bradley Davis, John P. Proctor and William J. Weyand as members of the Board of Directors until the next annual stockholders' meeting.

•	Appointed BDO USA, LLP as our independent registered public accounting firm.

•	Received $1,093,425 in proceeds of the remaining $1,750,000 related to the 4% subordinated secured convertible note.

•	Invested $1,131,600 in continued construction related activities at the Lima Energy Project site.

•	Invested $514,114 in construction of our Technology Innovation Center.

•
Restated and amended our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 and restated and amended our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2013.

Factors Affecting Results of Operations
The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this quarterly report on Form 10-Q.  We are a development stage company and have had no revenues for the three months or six months ended June 30, 2013.  We anticipate that we may not receive any significant revenues from operations until we begin to receive revenue from operations from the Lima Energy Project, which we estimate will be at a minimum approximately twenty-four to thirty months from the completion of financing for the Lima Energy Project.

Results of Operations for the Three Months Ended June 30, 2013 and June 30, 2012
Net Loss - We experienced a net loss of $9,255,261, or $0.11 per diluted share, for the quarter ended June 30, 2013 compared to a net loss of $536,563, or $0.01 per diluted share, for the quarter ended June 30, 2012, an increase of $8,718,698. The increase in net loss is primarily attributable to $7,027,000 in non-cash expense related to recording the fair value of the stock warrants associated with the 4% subordinated secured convertible debt for this reporting period under the marked to market approach and higher debt related costs associated with Third Eye Capital.

Revenues - We had no revenues for the quarter ended June 30, 2013 and 2012, and do not anticipate any significant revenues for twenty-four to thirty months from the completion of financing for the Lima Energy Project as stated above.

Operating Expenses - Our operating expenses increased $737,443 to $957,508 for the quarter ended June 30, 2013 compared to $220,065 for the same period in 2012. The increase is primarily attributable to: (1) higher general and administrative expenses related to personnel growth, increased professional services fees and property taxes, totaling $564,541; and (2) recurring debt administration fees of $150,000 related to Third Eye Capital.

Derivative Expense - We had $7,027,000 in derivative expense for the quarter ended June 30, 2013 compared to $314,561 for the quarter ended June 30, 2012.  The derivative expense recognized this quarter related to the stock warrants, mentioned above.  The derivative expense incurred during the quarter ended June 30, 2012, related to loans of $158,250 from an unrelated third party that were convertible into the Company’s common stock after one hundred and eighty (180) days at discounts to the market value of the Company’s common stock ranging from 55% to 65%.  During the quarter ended June 30, 2012, $23,000 of this debt was converted to stock. This conversion was at less than market value giving rise to a derivative liability expense.

Interest Expense – Interest expense increased by $1,269,938 to $1,271,875 for the quarter ended June 30, 2013.  The increase in interest expense is related to the $35 million financing from Third Eye Capital in September 2012.  Interest expense also includes $200,400 in debt discount amortization and $273,666 in note fee amortization related to the above transaction.

Other Income – Other income increased to $1,122 for the quarter ended June 30, 2013.  The other income is interest income earned on the $3 million restricted cash balance. We did not record any other income for the quarter ended June 30, 2012.

Income Taxes - For the quarters ended June 30, 2013 and 2012, there were no provisions for income taxes recorded.

Results of Operations for the Six Months Ended June 30, 2013 and June 30, 2012
Net Loss - We experienced a net loss of $12,621,114, or $0.16 per diluted share, for the six months ended June 30, 2013 compared to a net loss of $863,098, or $0.01 per diluted share, for the six months ended June 30, 2012, an increase of $11,758,016. The increase in net loss is primarily attributable to $8,265,000 in non-cash expense related to recording the fair value of the stock warrants associated with the 4% subordinated secured convertible debt for this reporting period under the marked to market approach and higher debt related costs associated with Third Eye Capital.

Revenues - We had no revenues for the six months ended June 30, 2013 and 2012, and do not anticipate any significant revenues until twenty-four to thirty months from the completion of financing of any for the Lima Energy Project, as stated above.

Operating Expenses - Our operating expenses increased $1,279,011 to $1,823,608 for the six months ended June 30, 2013 compared to $544,597 for the same period in 2012. The increase is primarily attributable to: (1) higher general and administrative expenses related to personnel growth, increased professional services and property taxes, totaling $973,710; and (2) recurring debt administration fees of $300,000 related to Third Eye Capital.

Derivative Expense - We had $8,265,000 in derivative expense for the six months ended June 30, 2013 compared to $314,561 for the six months ended June 30, 2012.  The derivative expense recognized this quarter related to the stock warrants, mentioned above.  The derivative expense incurred during the six months ended June 30, 2012, related to loans of $158,250 from an unrelated third party that were convertible into the Company’s common stock after one hundred and eighty (180) days at discounts to the market value of the Company’s common stock ranging from 55% to 65%.  During the quarter ended June 30, 2012, $23,000 of this debt was converted to stock. This conversion was at less than market value giving rise to a derivative liability expense.

Interest Expense – Interest expense increased by $2,531,040 to $2,534,980 for the six months ended June 30, 2013.  The increase in interest expense is related to the $35 million financing from Third Eye Capital in September 2012.  Interest expense also includes $400,800 in debt discount amortization and $547,329 in note fee amortization related to the above transaction.

Other Income – Other income increased to $2,474 for the six months ended June 30, 2013.  The other income is related to interest income earned on the $3 million restricted cash balance. We did not record any other income for the six months ended June 30, 2012.

Income Taxes - For the six months ended June 30, 2013 and 2012, there were no provisions for income taxes recorded.

Liquidity and Capital Resources
As of June 30, 2013, we have $678,417 of cash on hand, which we plan to utilize for working capital purposes as well as for advancing our Lima Energy Project. In addition we have $3,000,369 in restricted cash and $389,507 in escrowed cash on our balance sheet, and we expect to receive the remaining net proceeds of the 4% subordinated secured convertible note, totaling $656,575, within thirty (30) days from the date of this filing.

We anticipate it will be approximately twenty-four to thirty months from the completion of the Lima Energy Project’s Gas 1 financing until the Gas 1 phase is operational. Once the first phase is fully operational, we should begin to receive revenues from plant operations, but we cannot predict exactly when those revenues will start.

Cash, excluding restricted cash and escrowed cash, decreased $2,317,895 at June 30, 2013, compared to $2,996,312 at December 31, 2012.

	Six Months Ended June 30,
	2013	2012

Cash used in operating activities	$(1,615,788)	$(171,212)

Cash used in investing activities	(1,795,532)	-

Cash provided by financing activities	1,093,425	174,107

Increase/(Decrease) in cash	$(2,317,895)	$2,895

We currently have major capital transactions underway that are targeted to be complete in the near future and could have access to reserve equity lines if we meet certain requirements. There can be no assurance that these capital transactions will be completed or requirements will be met in management’s targeted timeframe.

Net Cash Used by Operating Activities
For the six months ended June 30, 2013, cash used in operating activities increased by $1,441,576 as compared to the six months ended June 30, 2012. Major items affecting operating cash included $11,758,016 increase in net loss, $9,215,571 in non-cash expense related to recording the fair value of the stock warrants associated with the 4% subordinated secured convertible debt for this reporting period under the marked to market approach and other debt related amortization costs, $93,221 increase in other prepaid expense and $1,487,672 decrease in interest prepaid to Third Eye Capital.

Net Cash Used In Investing Activities
For the six months ended June 30, 2013, cash used in investing activities increased by $1,795,530 as compared to the quarter ended June 30, 2012.  The increase is attributable to cash paid for site work for the Lima Energy Project and further construction activities of our Technology Innovation Center.

Net Cash Provided by Financing Activities
For the six months ended June 30, 2013, cash provided by financing activities increased by $919,318 as compared to the six months ended June 30, 2012.  The increase is due to the receipt of $1,093,425 in proceeds of the remaining $1,750,000 in 4% subordinated secured convertible note proceeds.

Cash Position and Outstanding Indebtedness
Our total indebtedness at June 30, 2013 increased to $37,309,166 as compared to $35,555,237 as of December 31, 2012, attributable in large part to the $1,093,425 in proceeds from the 4% subordinated secured convertible note. The amount reflected in Long Term Liabilities in our Consolidated Balance Sheets is net of $4,669,669 and $5,367,601 in debt discounts and unamortized fees expense at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, we had current assets of $1,492,389 compared to current assets of $5,189,735 at December 31, 2012.

Future Capital Requirements
Our cash requirements depend on many factors, including the pace of our project development activities and the employee team build-up to drive our future growth. Over the next four years, we expect to make significant expenditures to expand our projects currently under development and construction to bring them into commercial operation. We estimate that total project costs to bring each project into commercial operation will be approximately $388 million for full construction of Gas 1, approximately $1.176 billion for full construction of Gas 2, and approximately $4.1 billion for full construction of Cleantech Energy Project. Project costs include capital, engineering, procurement and construction and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.

We have focused our efforts to date on obtaining large amounts of capital to fund our project development activity.  Our current business plan calls for new investment capital to fund our operations for the next twelve to twenty-four months or until commercial operations at Lima Energy commence. Accordingly, we need to raise capital to provide working capital for the next two years in order to meet our funding commitments and business plan objectives.  We intend to accomplish this primarily through long and short-term borrowings, together with equity capital and reserve capital, as described below. In the event the Company raises additional funds due to investment demand and various financing options, the additional funds will further advance the Gas 1 phase of the Lima Energy Project and add to corporate working capital to accelerate the business plan.

The short term and long term borrowings are expected to consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt. We intend to focus on $200 million equity raise as described in our registration statement on Form S-1, on file with the SEC, together with proceeds from the $440 million BOE Energy Asset-backed bond issue, as well as the $70 million reserve equity capital, as described below, to support construction financing for the Lima Energy Gas 1 phase. An information memorandum for the $440 million bond transaction has been completed and circulated to prospective investors. We will then turn to the $470 million of Ohio Air Quality Development Authority bonds. While we have substantially completed the draft documentation for the Ohio Air Quality Bonds, including the Offering Memorandum, Trust Agreement, Mortgage Security Agreement, and Deposit Account Pledge and Control Agreement, we have shifted the timing for the placement of the bonds due to our plan to utilize equity capital first.  We believe that this strategy will make the placement of the debt a more efficient process.

While we have commitments for a total of $70 million in reserve equity to assist in both our project capital requirements and working capital requirements, we do not plan to utilize this reserve equity at this time. This total of $70 million in reserve equity funding is comprised of up to $20 million from Kodiak Capital Group LLC (“Kodiak”) and up to $50 million from AGS Capital Group LLC (“AGS”), as described more fully in our Annual Report on Form 10-K/A for the year ended December 31, 2012.  When available, reserve equity may be used as follows: $10 million to advance the Lima Energy project site, engineering and permit work, $10 million to advance the Cleantech Energy site, engineering, licensing and permit work, and the balance of $46 million for general corporate purposes.  Our ability to obtain up to $20 million in equity funding from Kodiak and up to $50 million in equity funding from AGS is contingent on the Company filing registration statements for the resale of all registrable securities called for by the agreements that the Company entered into with Kodiak and AGS.  The registration statement must be declared effective and remain effective for the Company to access the reserve equity.  We can give no assurances that the Company’s registration statements, if filed, will be declared effective or remain effective.  As a result, we can give no assurances that the Company will be able to access the funds committed by either Kodiak or AGS.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

In connection with the preparation of our Quarterly Report on Form 10-Q for the period ended June 30, 2013, our management in consultation with our independent registered public accounting firm identified, and the Audit Committee of the Board of Directors agreed, that the Company had a material weakness in our internal control over financial reporting relating to our accounting for complex transactions that are non-routine and non-recurring. As a result of that material weakness, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were ineffective.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the quarterly report on Form 10-Q for the period ended June 30, 2013.  Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2013 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS
As a smaller reporting company, we are not required to list our risk factors in this quarterly report on Form 10-Q.  In light of our recent restatement, however, we are including the following risk factor.

Risks Relating to Our Business and Industry

Management’s determination that a material weakness exists in our internal controls over financial reporting could have an adverse impact on the Company.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 9A of our Annual Report on Form 10-K/A, management reports that a material weakness exists in the Company’s internal control over financial reporting specifically related to our accounting for complex transactions that are non-routine and non-recurring. Due to this this material weakness, management has concluded that as of the end of the period covered by this quarterly report, the Company’s internal controls over financial reporting were not effective.  Consequently, and pending the Company’s remediation of the matter that caused the control deficiencies underlying the material weakness, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements.  Accordingly, the price of our stock may be adversely and materially impacted.

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