Form 10-Q
period 2013-09-30
USA Synthetic Fuel Corp
filed 2013-11-13
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.

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

There were 80,782,390 shares of the Registrant’s Common Stock issued and outstanding on November 12, 2013.

USA Synthetic Fuel Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in our Annual Report on Form 10-K/A for the period ended December 31, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
		(Restated)
Assets
Current Assets
Cash and Cash Equivalents	$93,779	$2,996,312
Prepaid Expenses	99,565	7,500
Prepaid Interest	-	2,185,923
Total Current Assets	193,344	5,189,735
Property, Plant & Equipment
Lima Energy Project	4,642,690	2,629,584
Furniture & Fixtures, net	13,745	5,123
Total Property, Plant & Equipment	4,656,435	2,634,707
Other Assets
Restricted Cash	3,000,370	3,001,609
Escrowed Cash	30,904	250,000
BOE Energy	25,568,863	25,568,863
Total Other Assets	28,600,137	28,820,472
Total Assets	$33,449,916	$36,644,914

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts Payable	$374,751	$313,854
Advances from Related Parties	154,257	154,257
Accrued Expenses	655,830	139,058
Accrued Taxes	32,171	-
Payroll Liabilities	1,398,068	1,398,068
Land Purchase Liability	100,000	100,000
Total Current Liabilities	2,715,077	2,105,237
Long Term Liabilities
Land Purchase Liability	200,000	200,000
Stock Warrant Liability	8,020,000	2,460,000
Notes Payable, net of debt discount of $5,312,701 and $5,367,601, at
September 30, 2013 and December 31, 2012, respectively	29,687,299	27,882,399
Total Long Term Liabilities	37,907,299	30,542,399
Total Liabilities	40,622,376	32,647,636
Stockholders' (Deficit) Equity
Preferred stock, $0.0001 par value, 9,925,153 shares
authorized, none issued or outstanding	-	-
Series A super voting preferred stock, $0.0001 par value,
2 shares authorized, none issued or outstanding	-	-
Series B preferred stock, $0.0001 par value, 74,845 shares
authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 80,682,390 shares issued and outstanding at
September 30, 2013 and December 31, 2012	8,068	8,068
Additional paid-in capital	21,039,002	20,047,002
Deficit accumulated during the development stage	(28,219,531)	(16,057,793)
	(7,172,461)	3,997,277
Non-controlling interest	1	1
Total Stockholders'(Deficit) Equity	(7,172,460)	3,997,278
Total Liabilities and Stockholders' (Deficit) Equity	$33,449,916	$36,644,914

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
					Cumulative Total
	Three	Three	Nine	Nine	November 30,
	Months Ended	Months Ended	Months Ended	Months Ended	2009 (Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
		(Restated)		(Restated)	(Restated)
Cost and expenses
General and Administrative Expenses	$966,115	$581,236	$2,789,723	$1,125,833	$8,579,920
Impairment Expense	-	-	-	-	6,439,429
(Loss) from operations before other
Income (expense) and income taxes	(966,115)	(581,236)	(2,789,723)	(1,125,833)	(15,019,349)

Other Income (Expense)
Interest Income	1,134	115	3,608	115	3,723
Derivative Gain/(Loss)	2,705,000	314,561	(5,560,000)	-	(7,326,500)
Interest Expense	(1,280,643)	(686,427)	(3,815,623)	(690,367)	(5,877,405)
Total Other Income (Expense)	1,425,491	(371,751)	(9,372,015)	(690,252)	(13,200,182)
(Loss) before income taxes	459,376	(952,987)	(12,161,738)	(1,816,085)	(28,219,531)
Provision for income taxes	-	-	-	-	-

Net Income (Loss)	$459,376	$(952,987)	$(12,161,738)	$(1,816,085)	$(28,219,531)

Net Loss per Common Share - Basic	$0.01	$(0.01)	$(0.15)	$(0.02)
Net Loss per Common Share - Diluted	$(0.03)	$(0.01)	$(0.15)	$(0.02)
Weighted Average Number of Common
Shares Outstanding	80,682,390	78,882,390	80,682,390	78,553,819

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative Total
	Nine	Nine	November 30,
	Months Ended	Months Ended	2009 (Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(12,161,738)	$(1,816,085)	$(28,219,531)
Adjustment to reconcile net loss to net cash
used in operating activities;
Employee stock compensation	-	-	170,049
Depreciation expense	3,656	-	3,656
Note payable redemption fee	375,300	-	508,733
Debt discount amortization	1,046,900	63,114	1,513,663
Stock issued for services	-	-	340,485
Stock issued for accrued interest	-	-	338,070
Stockholder contribution	-	-	148,608
Impairment expense	-	-	6,439,429
Derivative loss	5,560,000	-	7,326,500
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Prepaid expenses	(92,065)	(97,472)	(99,565)
Prepaid interest	2,185,923	(285,264)	-
Accounts payable	60,897	(18,345)	374,751
Accrued expenses	141,472	174,801	147,097
Accrued taxes	32,171	-	32,171
Payroll liabilities	-	62,349	1,681,403
Accrued interest	-	-	252,990
Net cash provided in operating activities	(2,847,484)	(1,916,902)	(9,041,491)

CASH USED IN INVESTING ACTIVITIES
Lima Project -- Site Work	(2,013,105)	(200,000)	(2,641,631)
Lima Project - Land	-	-	(1,701,057)
Furniture and Fixtures	(12,279)	-	(17,402)
BOE Asset	-	-	(25,168,863)
Escrowed Cash	219,096	(1,601,200)	(30,904)
Restricted cash	1,239	(3,000,000)	(3,000,370)
Net cash used in investing activities	(1,805,049)	(4,801,200)	(32,560,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	11,000,000	11,000,100
Advances from related parties	-	38,857	498,761
Proceeds from note payable, long term	1,750,000	5,000,000	32,000,000
Loan fees, long term debt	-	(2,017,179)	(1,773,614)
Note payable, short term:		-	-
Proceeds	-	105,250	105,500
Payments	-	(135,250)	(135,250)
Net cash provided by financing activities	1,750,000	13,991,678	41,695,497

Net increase (decrease) in cash and cash equivalents	(2,902,533)	7,273,576	93,779

Cash and cash equivalents at beginning of the period	2,996,312	1,117	-
Cash and cash equivalents at end of period	$93,779	$7,274,693	$93,779

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(Continued)
			Cumulative Total
	Nine	Nine	November 30,
	Months Ended	Months Ended	2009 (Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013
		(Restated)	(Restated)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$207,504	$4,174	$3,318,792
Income taxes paid	-	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES
Lima Project - Land Liability	-	-	300,000
Lima Project - Land	-	-	(300,000)
Stock issued for debt and accrued interest	-	23,000	7,658,328
Accrued interest	-	-	(591,060)
Note payable, Lima	-	-	(6,439,429)
Advances from related parties	-	-	(344,504)
Payroll liabilities	-	(210,902)	(283,335)
Notes payable	-	187,902	(23,000)
Common stock	-	-	66
Paid-in capital	-	-	22,934
Other asset	-	-	(1)
Non-Controlling interest	-	-	1
Debt discount	-	-	(1,008,000)
Stock warrant liability	-	-	1,008,000
Debt discount	(992,000)	-	(992,000)
Paid-in capital	992,000	-	992,000
BOE Energy	-	-	(400,000)
Paid-in capital	-	-	399,750
Common stock	-	-	250

	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements September 30, 2013 (Unaudited)

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

The consolidated statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the nine months periods ended September 30, 2013.  Operating results for the period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

For the nine months ended September 30, 2013, we have incurred  $12,161,738 in net losses of which $6,985,856 were non-cash expenses. We have $93,779 of cash on hand and have an additional $3,000,370 currently in restricted funds which we anticipate being able to use all or part of for working capital purposes. We anticipate further losses during the development stage and it is reasonably possible that we will not be able to fund our operations or comply with certain financial covenants over the next 12 months without taking certain actions.  Such actions include, but are not limited to modifying current debt agreements, entering into new debt agreements, issuing capital stock, reducing operating expenses and liquidating assets.

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

NOTE 3 – INCOME TAXES

We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts, using currently enacted tax laws. If necessary, a valuation allowance is established, based on the weight of available evidence, to reduce deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of sufficient future taxable income. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to examination by tax authorities in the ordinary course of business. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities and the adequacy of our provision for income taxes. Changes in income tax legislation, statutory income tax rates or future taxable income levels, among other things, could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements September 30, 2013 (Unaudited)

NOTE 3 – INCOME TAXES (continued)

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

The provision for income taxes is based on earnings reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the year.  Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes.

The Company has recognized a valuation allowance for the full amount of its deferred tax assets.  The valuation allowance is reviewed periodically.  When circumstances change and this causes a change in management’s judgment about the reliability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The net operating loss carryforwards for income tax purposes are approximately $11,591,342 and will begin to expire in 2029.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements September 30, 2013 (Unaudited)

NOTE 3 – INCOME TAXES (continued)

Pursuant to Section 382 of the Internal Revenue Code, use of Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership greater than 50% in a moving three year period.  Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date.

Tax Uncertainties

The Company follows the provisions of ASC 740-10, which applies to all tax positions. ASC 740-10 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At September 30, 2013 and December 31, 2012, the company had no interest or penalties accrued.

At September 30, 2013 and December 31 2012, the Company does not have unrecognized tax benefits that if recognized would affect the Company’s tax provision.

The Company or one of its subsidiaries files income tax returns in the U.S. federal, foreign and various state jurisdictions. Given the federal and certain state net operating losses generated in prior years, the statute of limitations for all tax years beginning with the period ended December 31, 2009 are still open.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the three month and nine month periods ending September 30, 2013. We have a 4% subordinated secured convertible note that can be converted into 10,312,500 common shares and also have issued Warrants for 10,312,500 common shares that are potentially dilutive. The gain of $2,705,000 related to the warrants discussed above has been reversed for the purposes of diluted EPS. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net Loss per Common Share - Basic	$0.01	$(0.01)	$(0.15)	$(0.02)
Net Loss per Common Share - Diluted	$(0.03)	$(0.01)	$(0.15)	$(0.02)

Weighted Average Number of Common
Shares Outstanding	80,682,390	78,882,390	80,682,390	78,553,819

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements September 30, 2013 (Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

We entered into a Note Purchase Agreement, a Unit Purchase Agreement, and a Royalty Agreement with Third Eye Capital Corporation, as more fully described in our annual filing on Form 10-K/A for the fiscal year ended December 31, 2012. We also entered into two agreements with third parties, the first to provide site preparation services to our Lima Energy Project at a price not to exceed $1,782,500, and the second to provide design-build services for our Technology Innovation Center we are constructing at our site in Lima, Ohio, in the amount of $2,000,000.  The total cost of constructing the Technology Innovation Center is estimated at $9,500,000.  As of September 30, 2013, the Company had committed the full $1,782,500 to site preparation services contract.  We have temporarily reduced our commitment to $575,000 and have spent $545,913 on the design-build contract as of September 30, 2013.

NOTE 6 – BORROWING

Long Term

On September 24, 2012 we entered into a Note Purchase Agreement and Unit Purchase Agreement with Third Eye Capital Corporation, as agent for the note holders, as more fully described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

The following summarizes the outstanding long-term notes payable as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
10% secured note payable	$30,000,000	$30,000,000
Less deferred debt discount	(1,168,165)	(1,613,865)
	28,831,835	28,386,135
4% subordinated secured convertible note payable	5,000,000	3,250,000 (1)
Less deferred debt discount	(4,144,536)	(3,753,736)
	1,847,464	(503,736)
Total Long-term note balance	$29,687,299	$27,882,399
(1) $1,750,000 of note remained unfunded at December 31, 2012

Warrants

As part of the Unit Purchase Agreement, we issued a warrant to purchase 10,312,500 shares of our common stock for $0.48 with a life of ten (10) years.  The warrant was issued in connection with a convertible note payable.  The aggregate value of the warrant shares was $1,008,000 and was recorded as debt discount.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $992,000.  This value was recorded as a discount on debt and offset to additional paid-in capital during this quarter as a result of us receiving the remaining proceeds during this quarter. The stock warrants included certain “down round” anti-dilution protection that required the fair value of the stock warrants to be recorded as a liability. As a liability, we are required to record the fair value of the stock warrant liability each reporting period on a mark to market approach.  We have recognized a reduction in derivative expense of $2,705,000 for the three months ended September 30, 2013 reducing our derivative expense recognized for the nine months ended September 30, 2013 to $5,560,000. The Monte Carlo simulation model was used to compute the value of the warrant as of September 30, 2013, and the following assumptions were used:

Exercise Price	$0.48
Expiration Date	9/24/22
Risk free interest rate	2.43%
Volatility (Rounded)	80.00%
Probability of non-dilution event	95%
Probability of dilution event	5%

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements September 30, 2013 (Unaudited)

NOTE 6 – BORROWING (continued)

Warrants (continued)

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

NOTE 7 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated its consolidated financial statements as of the fiscal year ended December 31, 2012.  The restatements reflected adjustments to correct an error identified by management during the Company’s preparation and review of the Company’s June 30, 2013 Quarterly Report on Form 10-Q.  The restatements reflected adjustments to correct the error in the Company’s accounting treatment for stock warrants that had embedded derivatives. The effect of these restatements on the Company’s Consolidated Balance Sheet was material related to certain line items, although the restatements had no effect upon reported cash flow used in operations.

Debt Discount Related to the Fair Value of the Stock Warrants:

•
A $1.19 million reclassification from Additional Paid-In Capital to Stock Warrant Liability.  This error was due to the change in classification of the debt discount related to the fair value of the stock warrants associated with the 4% subordinated secured convertible note, as described more fully in previous filings, from equity to a liability. The stock warrants included certain “down round” anti-dilution protection that required the fair value of the stock warrants to be recorded as a liability. This error resulted in the understatement of Long Term Liabilities and the overstatement of Additional Paid-In Capital.

The amount of the debt discount related to the fair value of the stock warrants associated with the 4% subordinated secured convertible note, as described more fully in previous filings, was also reduced to $1.01 million.  The difference in amortization expense related the reduction of this debt discount was immaterial at September 30, 2013.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements September 30, 2013 (Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

On October 3, 2013, the parties to the BOE Purchase and Sale Agreement regarding the 1.02 Billion BOE Wyoming Energy Asset (the Energy Contract), agreed that the contract terms as written in the June 18, 2010 agreement will remain available to the Company on an as available basis.  Confirmation of availability will come in conjunction with the $70 million activation payment and a mutually agreed reset of the schedules for construction and operations of Cleantech Energy.  The December 10, 2011 clarification points and terms are no longer valid or applicable.

On October 17, our Board of Directors adopted the 2013 Stock Incentive Plan.  The Plan is effective upon its adoption by the Board, provided that it is approved by our stockholders within one year thereafter.  The ratification and approval of the plan is scheduled at our upcoming Annual Meeting of Stockholders on November 14, 2013.

On October 23, 2013, the Company entered into a subscription agreement with a third party and subsequently issued 100,000 shares of common stock for $1 million, which will be used for working capital purposes. In addition, $1 million of restricted cash was released and is available for working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K/A dated December 31, 2012.  We are a development stage company and have had no revenues for the quarter ended September 30, 2013 and had no revenues for the quarter ended September 30, 2012.  We anticipate that we may not receive any significant revenues from operations until we begin to receive some revenues from operations at our Lima Energy Project, which we estimate will be at a minimum approximately twenty-four to thirty months from funding.

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

Overview
USA Synthetic Fuel Corporation is an environmental energy company focused on the development of low cost clean energy solutions from the deployment and commercial operation of proven Ultra Clean Btu Converter technology. We intend to build, own and operate synthetic fuel production facilities, to convert lower value, solid hydrocarbons such as coal, renewables and petroleum coke (“petcoke”) into higher value, environmentally cleaner energy sources.  These solid hydrocarbons are one class of feedstock that may be used in Ultra Clean Btu Converters in order to produce synthetic gas (“SG”) that can be further processed into ultra clean synthetic fuel products such as synthetic liquid fuels (including ultra clean synthetic crude and liquid transportation fuels such as diesel, gasoline and jet), synthetic natural gas, hydrogen or electric power.  We initially intend to focus on production of ultra clean synthetic crude.  For the purposes of this Quarterly Report on Form 10-Q, the terms “solid hydrocarbon(s)”, “feedstock(s)”, and “solid hydrocarbon feedstock(s)” are used interchangeably.

For this discussion, the terms “lower value” and “higher value” refer to the approximate market cost of the sources on a barrel of oil equivalent basis, which equals an equivalent energy content basis of 5.8 million British thermal units.  The produced energy sources such as synthetic natural gas and liquid transportation fuels are considered to be “environmentally cleaner” because they produce significantly reduced emissions of materials of concern such as sulfur oxides, nitrogen oxides, and particulates when burned compared with coal or petcoke.  As part of its integrated business strategy, the Company intends to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable profit margins from its operations.

We have two projects in development, the Lima Energy Project and the Cleantech Energy Project, as described below.

Lima Energy Project
The Lima Energy Project  (“Lima Energy Project”) is our signature project located in Lima, Ohio, where we are building an environmental energy park with synthetic fuel production facilities, the first phase (Gas 1) of which is being designed to produce approximately 2.8 million Barrels of Oil Equivalent (“BOE”) per year of ultra clean synthetic crude.

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

The Lima Energy Project is being developed in two phases:  Gas 1 and Gas 2, which, combined, are being designed to produce 8.0 million Barrels of Oil Equivalent ("BOE") per year of synthetic fuel products, initially concentrating on the production of ultra clean synthetic crude along with capture and full utilization of the carbon dioxide produced during the manufacturing process. While the Lima Energy Project has been fully permitted, we are modifying the permits to reflect current regulatory requirements and project modifications. The project costs to complete these two phases of the Lima Energy Project are expected to be approximately $388 million (Gas 1) and $1.176 billion (Gas 2) for a total for both phases of approximately $1.564 billion.  Note that project costs include capital, engineering, procurement and construction and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.

As part of our integrated business strategy, we plan to use the energy asset of approximately 200 million BOE of solid hydrocarbon described under “Indiana BOE Energy Asset” as a hedge against short term feedstock supply contracts. This energy asset represents a 50-year fuel supply for Lima Energy Gas 1.

We expect to commence commercial operation of Gas 1 within approximately twenty-four to thirty months from the date of Gas 1 project financing. Successful financing of this phase will enable us to continue fieldwork on both phases while facilitating financing for Gas 2. Lima Energy has been seeking financing for the Lima Energy Project since 2006.  Although the economic downturn commencing in 2007 has provided challenging circumstances for the Lima Energy Project financing, we have benefited from indirect funding of about $70 million by city, state and federal sources for supporting infrastructure.  We are currently seeking additional funding through public and private bond offerings that will enable us to complete site development and construction with anticipated bond proceeds as more fully described below in “Future Capital Requirements.”

Cleantech Energy Project
The Cleantech Energy Project (“Cleantech Energy Project”) is being developed by our subsidiary, Cleantech Energy Company, and we plan to locate it in Wyoming.  The Cleantech Energy Project is an Ultra Clean Btu conversion project that is being designed to produce approximately 30.6 million BOE/year of synthetic fuel products, initially concentrating on the production of ultra clean synthetic crude, along with capture and full utilization of the carbon dioxide produced during the manufacturing process. The project cost for the Cleantech Energy Project is expected to be approximately $4.1 billion.  Note that project costs include capital, engineering, procurement and construction and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.  We have not secured financing for this project. The project location is expected to be adjacent to our energy asset, as described under “Wyoming BOE Energy Asset”, of approximately 1.02 billion BOE of solid hydrocarbon energy, which will be the feedstock for the project.   Engineering, technology licensing, and permit planning for this facility are currently ongoing.

To further our integrated business strategy, we plan to control our solid hydrocarbon feed supply and costs by owning solid hydrocarbons and solid hydrocarbon energy, which we refer to as BOE Energy Assets.  We own or have the right to BOE Energy Assets in Indiana and Wyoming, as described below. For purposes of this discussion, BOE, meaning Barrel of Oil Equivalent, is a measurement comparing the energy content of a 42 gallon barrel of oil containing 5.8 million Btus (British thermal units), to the energy content of solid hydrocarbons having characteristics approximately equal to those contained within the particular Energy Asset.

Indiana BOE Energy Asset
Lima Energy owns 50 million net tons of Illinois Basin coal located in Indiana, which represents an equivalent of 200 million barrels of oil. This Indiana BOE Energy Asset serves as equity for the Lima Energy Gas 1 project and represents a 50 year fuel supply for the project.

Wyoming BOE Energy Asset
The Company, through its wholly-owned subsidiary, Cleantech Energy Company, has the rights to 1.02 billion BOE of solid hydrocarbon energy in Wyoming, pursuant to the Barrel of Oil Equivalent (“BOE”) Purchase and Sale Agreement (“Energy Contract”). This contract is based on 402 million net tons (711 million gross tons) of Powder River Basin (PRB) coal. This Energy Asset is intended for use as the feedstock for the Cleantech Energy Project and represents an estimated 25-year feedstock supply.  Additionally, because the Cleantech Energy Project is being designed to be located at the site of, or adjacent to, the solid hydrocarbon Energy Asset, transportation expenses should be minimal for this project, resulting in an additional economic advantage for the Cleantech Energy Project.  The Energy Contract remains available according to its terms and subject to availability at the time the activation payment of $70 million is made by the Company when project financing is achieved and milestone operating events mutually set.  We have recorded a memo entry in the amount of $1 in BOE Energy asset with the corresponding offset to Non-controlling interest.  When we meet all of the requirements of the agreement, we will account for the transaction in accordance to U.S. generally accepted accounting principles.

We do not own proven or probable reserves in connection with either of our BOE energy assets, nor have we indicated that we do, nor do we know if it is commercially feasible to receive a sufficient quantity of solid hydrocarbons to support the development and operation of our Cleantech Energy Project.  Construction of the Cleantech Energy Project will depend, in part, upon our confirmation that it is economically feasible to extract a sufficient quantity of solid hydrocarbons in Wyoming and upon future delivery of the solid hydrocarbon energy asset to support the development and operation of that project.  However, we believe that our net ton figure is a conservative figure, and the Energy Contract is based on the net ton figure. If we determine that we will be unable to extract or receive a sufficient quantity of solid hydrocarbon energy from this energy asset to justify the construction of the Cleantech Energy Project, we may decide to redesign, relocate, develop alternate feedstock supplies, delay, or elect not to proceed on the development of this project.

Highlights for the Third Quarter 2013
The following are highlights that occurred or impacted our consolidated financial statement results during the quarter ended September 30, 2013:

•	We entered into a purchase and sale contract with Husky Marketing and Supply Company for 100% of the production of Ultra Clean Synthetic Crude from the Lima Energy Gas 1 Btu Converter facility.

•	We received the final $656,575 in proceeds of the remaining $1,750,000 related to the 4% subordinated secured convertible note.

•	We invested $371,175 in continued construction related activities at the Lima Energy Project site and our Lima Energy Technology Innovation Center.

Highlights for the Nine-Month Period ending September 30, 2013

The following summarizes the significant events that occurred or impacted our consolidated financial statement results during the nine months ended September 30, 2013:

•	We entered into a purchase and sale contract with Husky Marketing and Supply Company for 100% of the production of Ultra Clean Synthetic Crude from the Lima Energy Gas 1 Btu Converter facility.

•
We restated and amended our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 and restated and amended our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2013.

•	We invested $1,467,192 in continued construction related activities at the Lima Energy Project site.

•	We invested $545,913 in construction of our Lima Energy Technology Innovation Center.

•	We received the remaining $1,750,000 in proceeds related to the 4% subordinated secured convertible note.

•	We appointed BDO USA, LLP as our independent registered public accounting firm.

•	On March 1, 2013, our Board of Directors appointed J. Bradley Davis, John P. Proctor and William J. Weyand as members of the Board of Directors until the next annual stockholders' meeting.

•	We appointed Daniel W. Dixon as Chief Financial Officer, effective January 1, 2013.

Factors Affecting Results of Operations
The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q.  We are a development stage company and have had no revenues for the three months or nine months ended September 30, 2013.  We anticipate that we may not receive any significant revenues from operations until we begin to receive revenue from operations from the Lima Energy Project, which we estimate will be at a minimum approximately twenty-four to thirty months from the completion of financing for the Lima Energy Project.

Results of Operations for the Three Months Ended September 30, 2013 and September 30, 2012
Net Income (Loss) - We generated net income of $459,376, or $0.01 per basic share and ($0.03) per diluted share, for the quarter ended September 30, 2013 compared to a net loss of $952,987, or $0.01 per diluted share, for the quarter ended September 30, 2012, an improvement of $1,412,363. The improvement in profitability is solely attributable to a $2,705,000 reduction in non-cash expense related to recording the fair value of the stock warrants associated with the 4% subordinated secured convertible debt for this reporting period under the mark to market approach offset in part by higher debt related costs associated with the financing from Third Eye Capital.

Revenues - We had no revenues for the quarter ended September 30, 2013 and 2012, and do not anticipate any significant revenues for twenty-four to thirty months from the completion of financing for the Lima Energy Project as stated above.

Operating Expenses - Our operating expenses increased $384,879 to $966,115 for the quarter ended September 30, 2013 compared to $581,236 for the same period in 2012. The increase is primarily attributable to: (1) higher general and administrative expenses related to personnel growth and insurance totaling $284,878, and (2) debt administration fees of $100,000 related to Third Eye Capital.

Derivative Gain/Loss - We recognized a  $2,705,000 derivative gain for the quarter ended September 30, 2013 compared to $314,561 reduction for the quarter ended September 30, 2012.  The derivative gain recognized this quarter related to the stock warrants, mentioned above.  The reduction in derivative loss incurred during the quarter ended September 30, 2012, related to loans totaling $158,250 from an unrelated third party that were convertible into the Company’s common stock after one hundred and eighty (180) days at discounts to the market value of the Company’s common stock ranging from 55% to 65%.  During the quarter ended June 30, 2012, $23,000 of this debt was converted to stock giving rise to a reduction in the derivative liability.  The derivative gain for the quartered ended September 30, 2012 was subsequently reclassed to Additional Paid In Capital in December 2012.

Interest Expense – Interest expense increased by $594,216 to $1,280,643 for the quarter ended September 30, 2013.  The increase in interest expense is related to the $35 million financing from Third Eye Capital in September 2012.  Interest expense also includes $200,400 in debt discount amortization and $273,666 in note fee amortization related to the above transaction.  During the quarter ended September 30, 2012, there was $610,612 in loan fees related to the timing of finalizing the $35 million Third Eye Capital transaction recorded as interest expense.

Other Income – Other income increased to $1,134 for the quarter ended September 30, 2013.  The other income is interest income earned on the $3 million restricted cash balance. We recorded $115 of other income for the quarter ended September 30, 2012 related to interest income earned on our operating cash balance from September 24, 2012 to September 30, 2012.

Income Taxes - For the quarters ended September 30, 2013 and 2012, there were no provisions for income taxes recorded.

Results of Operations for the Nine Months Ended September 30, 2013 and September 30, 2012
Net Loss - We experienced a net loss of $12,161,738, or $0.15 per diluted share, for the nine months ended September 30, 2013 compared to a net loss of $1,816,085, or $0.02 per diluted share, for the nine months ended September 30, 2012, an increase of $10,345,653. The increase in net loss is primarily attributable to $5,560,000 in non-cash expense related to recording the fair value of the stock warrants associated with the 4% subordinated secured convertible debt for this reporting period under the mark to market approach and higher debt related costs associated with the financing from Third Eye Capital.

Revenues - We had no revenues for the nine months ended September 30, 2013 and 2012, and do not anticipate any significant revenues until twenty-four to thirty months from the completion of financing of any for the Lima Energy Project, as stated above.

Operating Expenses - Our operating expenses increased $1,663,890 to $2,789,723 for the nine months ended September 30, 2013 compared to $1,125,833 for the same period in 2012. The increase is primarily attributable to: (1) higher general and administrative expenses related to personnel growth, increased professional services, and property taxes, totaling $1,270,066; and (2) debt administration fees of $400,000 related to Third Eye Capital.

Derivative Gain/Loss - We recognized $5,560,000 in derivative losses for the nine months ended September 30, 2013. For the nine months ended September 30, 2012 there was no derivative expense recognized.  The derivative expense recognized during this current period related to the stock warrants, mentioned above.  In 2012, there were loans totaling $158,250 from an unrelated third party that were convertible into the Company’s common stock after one hundred and eighty (180) days at discounts to the market value of the Company’s common stock ranging from 55% to 65%.  During the quarter ended June 30, 2012, $23,000 of this debt was converted to stock. This conversion was at less than market value, which generated a derivative liability.  During the quarter ended September 30, 2012, the derivative loss, previously recorded in June 2012, was reversed in September 2012 but was subsequently reclassed to Additional Paid In Capital in December 2012.

Interest Expense – Interest expense increased by $3,125,256 to $3,815,623 for the nine months ended September 30, 2013.  The increase in interest expense is related to the $35 million financing from Third Eye Capital in September 2012.  Interest expense also includes $601,200 in debt discount amortization and $820,995 in note fee amortization related to the above transaction.  During the quarter ended September 30, 2012, there was $610,612 in loan fees related to the timing of finalizing the $35 million Third Eye Capital transaction recorded as interest expense.

Other Income – Other income increased to $3,608 for the nine months ended September 30, 2013.  The other income is related to interest income earned on the $3 million restricted cash balance. We recorded $115 of other income for the nine months ended September 30, 2012 related to interest income earned on our operating cash balance from September 24, 2012 to September 30, 2012.

Income Taxes - For the nine months ended September 30, 2013 and 2012, there were no provisions for income taxes recorded.

Liquidity and Capital Resources
As of September 30, 2013, we have $93,779 of cash on hand, which we plan to utilize for working capital purposes. In addition we have $3,000,370 in restricted cash and $30,904 in escrowed cash on our balance sheet.

In October 2013, the Company’s working capital increased by $2,000,000, as a result of an equity investment of $1,000,000 and the release of $1,000,000 in restricted cash in conjunction with the equity proceeds.  Further release of restricted cash is at the sole discretion of Third Eye Capital.

We anticipate it will be approximately twenty-four to thirty months from the completion of the Lima Energy Project’s Gas 1 financing until the Gas 1 phase is operational. Once the first phase is fully operational, we should begin to receive revenues from plant operations, but we cannot predict exactly when those revenues will start.

Cash on hand decreased $2,902,533 at September 30, 2013 compared to December 31, 2012 as illustrated in the following table:

	Nine Months Ended September 30,
	2013	2012
Cash used in operating activities	$(2,847,484)	$(1,916,902)
Cash used in investing activities	(1,805,049)	(4,801,200)
Cash provided by financing activities	1,750,000	13,991,678
Increase/(Decrease) in cash	$(2,902,533)	$7,273,576

In addition, the company is targeting completion of major capital transactions before year end, including a $540 million (London Global Note) bond transaction for the Lima Energy project.  There can be no assurance that these major capital transactions will be completed or that requirements will be met in management’s targeted timeframe.

Net Cash Used by Operating Activities
For the nine months ended September 30, 2013, cash used in operating activities increased by $930,582 as compared to the nine months ended September 30, 2012. Major items affecting operating cash included $10,345,653 increase in net loss, $6,985,856 in non-cash expense including recording the fair value of the stock warrants associated with the 4% subordinated secured convertible debt for this reporting period under the mark to market approach and other debt related amortization costs and $2,185,923 decrease in interest prepaid to Third Eye Capital.

Net Cash Used In Investing Activities
For the nine months ended September 30, 2013, cash used in investing activities decreased by $2,996,151 as compared to the nine months ended September 30, 2012.  The decrease is attributable to cash placed into restricted and escrowed accounts in September 2012.  During the nine months ended September 30, 2013, we have invested $2,013,105 in site work for the Lima Energy Project and further construction activities of our Technology Innovation Center.

Net Cash Provided by Financing Activities
For the nine months ended September 30, 2013, cash provided by financing activities decreased by $12,241,678 as compared to the nine months ended September 30, 2012.  The decrease is primarily due to the net proceeds received from finalizing the Third Eye Capital transaction. During the nine months ended September 30, 2013, we did take receipt of $1,750,000 in remaining proceeds of the 4% subordinated secured convertible note.

Cash Position and Outstanding Indebtedness
Our total indebtedness at September 30, 2013 increased to $37,915,077 as compared to $35,555,237 as of December 31, 2012, attributable in large part to the $1,750,000 in remaining proceeds from the 4% subordinated secured convertible note. The amount reflected in Long Term Liabilities in our Consolidated Balance Sheets is net of $4,320,701 and $5,367,601 in debt discounts and unamortized fees expense at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, we had current assets of $193,344 compared to current assets of $5,189,735 at December 31, 2012.

Future Capital Requirements
Our cash requirements depend on many factors, including the pace of our project development activities and the employee team build-up to drive our future growth. Over the next four years, we expect to make significant expenditures to expand our projects currently under development and construction to bring them into commercial operation. We estimate that total project costs to bring each project into commercial operation will be approximately $388 million for full construction of Gas 1, approximately $1.176 billion for full construction of Gas 2, and approximately $4.1 billion for full construction of the Cleantech Energy Project. Project costs include capital, engineering, procurement and construction and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.

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

The proceeds from the proposed short term and long term borrowings are expected to consist primarily of project-specific non-recourse debt using the assets of each project to secure such debt. We intend to focus on an equity raise as described in our registration statement on Form S-1, on file with the SEC, together with proceeds from the $540 million bond issue, which includes a $100 million contingency reserve that will be held and controlled by the bond trustee, as well as the $70 million reserve equity capital, as described below, to support construction financing for the Lima Energy Gas 1 phase. An information memorandum for the $540 million bond transaction has been completed and circulated to prospective investors. We will then turn to the $470 million of Ohio Air Quality Development Authority bonds for financing the Lima Energy Gas 2 phase. While we have substantially completed the draft documentation for the Ohio Air Quality Bonds, including the Offering Memorandum, Trust Agreement, Mortgage Security Agreement, and Deposit Account Pledge and Control Agreement, we have shifted the timing for the placement of the bonds due to our plan to utilize equity capital first.  We believe that this strategy will make the placement of the debt a more efficient process.

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

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the Quarterly Report on Form 10-Q for the period ended September 30, 2013.  Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting
In order to remediate the deficiency in internal controls over financial reporting, particularly with respect to unique and non-routine transactions, we put in place a procedure to develop accounting research memos to determine the appropriate treatment of such transactions and then confer with our auditors to get concurrence prior to the end of the reporting period.  We also added a control that changed the procedure for determining the accounting treatment of complex, non-routine and non-recurring transactions.

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

ITEM 6.  EXHIBITS

No.	Description
10.23*	Ultra Clean Synthetic Crude Purchase and Sale Agreement by and between Husky Marketing and Supply Company and Lima Energy Company, dated September 27, 2013
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2013	USA SYNTHETIC FUEL CORPORATION

By: /s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

By: /s/ Daniel W. Dixon
Name: Daniel W. Dixon
Title: Chief Financial Officer