Form 10-K
period 2013-12-31
USA Synthetic Fuel Corp
filed 2014-02-21
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number 000-54044

USA SYNTHETIC FUEL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	13-3995258
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

1717 Pennsylvania Ave., NW, Suite 1025	20006
Washington, D.C.	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (202) 559-9303

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	OTCQB

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer  ☐ Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter, or June 30, 2013 as quoted on the OTCQB was $39,515,560.    For purposes of this computation, all executive officers, directors and beneficial owners of 10% or more of our common stock are considered to be affiliates.

As of February 20, 2014, there were 81,048,806 shares outstanding of the Registrant’s common stock.

USA SYNTHETIC FUEL CORPORATION
2013 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

Forward-Looking and Cautionary Statements

Except for statements of historical fact, certain information in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “would,” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations, or of our financial position, or state other “forward-looking” information. USA Synthetic Fuel Corporation (“USASF”, “we” or the “Company”) believes that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. Further, we urge you to be cautious of the forward-looking statements that are contained in this Annual Report on Form 10-K because they involve risks, uncertainties and other factors affecting our technology, planned operations, market growth, products and projects. These factors may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial position.

Note on Fuel Equivalencies

We are in the business of converting solid hydrocarbons, such as coal and petroleum coke (“petcoke”), into ultra clean synthetic fuel products that are used in place of fossil fuels, such as crude oil, as well as other synthetic fuel products.  For purposes of comparing the energy contained in each fuel source (typically referred to as “heat content”), we use the term “barrel of oil equivalent” or “BOE.”  As used in this report, a BOE is equal to 5.8 million Btu of energy.  BOE is solely a measure of the energy of a particular fuel source in its current state and does not reflect the heat content of any product into which it may be converted.

Our Company

We are a development stage environmental energy company focused on the development of low-cost clean energy solutions through the deployment and operation of commercial Ultra Clean Btu Converter facilities which we define as facilities utilizing a series of commercially proven and available processes to cost-effectively convert lower value solid hydrocarbons such as coal, renewables or petcoke into higher value, ultra clean energy products. The Ultra Clean Btu Converter technology we plan to use will consist of commercially proven and technologically established gasification processes, gas purification processes and catalytic manufacturing processes to convert these solid hydrocarbon feed sources into higher value, environmentally cleaner Ultra Clean Synthetic Crude (“UCSC”), for sale in transportation fuel markets. For the purposes of this Annual Report on Form 10-K, hereinafter the terms “solid hydrocarbon(s),” “feedstock(s),” “solid hydrocarbon feed source(s),” “solid hydrocarbon feed,” and “solid hydrocarbon feedstock(s)” are used interchangeably.

We believe that efficient and economical conversion of solid hydrocarbons using our Ultra Clean Btu Converter process can produce clean energy products at a lower cost than competing products in the current energy environment. As of December 31, 2013, the spot price of a barrel of West Texas Intermediate crude was $98.17 per barrel, and the Henry Hub natural gas spot price was $4.13 per million Btu, which equates to $24.99 per BOE.  We believe that our products are competitive at these oil and natural gas prices and that they would remain competitive at significantly lower oil and natural gas prices.

Unlike certain other current alternative energy businesses, we do not rely on government grants or subsidies, and we believe that the cost of our products to our customers will be competitive with available alternatives without any such subsidies.

We are incorporated in Delaware.  USA Synthetic Fuel Corporation is the successor company to BigStar Entertainment Inc., (“BGST”), having been formed in December 2009 through a reverse merger undertaken pursuant to an Exchange Agreement dated as of December 4, 2009 between USASF and BGST.  Upon completion of the transactions under the Exchange Agreement, BGST’s name was changed to USA Synthetic Fuel Corporation.  The merger became effective on December 31, 2009 upon the filing of an amendment to BGST’s certificate of incorporation in Delaware.

Our Business Plan

Our goal is to be the leader in the construction, ownership and operation of environmentally responsible Ultra Clean Btu Converters and synthetic fuel production facilities in the United States. Our initial focus will be on producing UCSC for sale to refineries and other large scale users of petroleum crude oil.  Our three identified projects are being designed to produce a total of 100,000 barrels per day, or bpd, of UCSC.  Our identified projects will deploy the Ultra Clean Btu Converters opportunistically near prospective customer facilities, near large feedstock supplies, or near areas with superior transportation logistics.  Future projects, whether established in-house or added via strategic acquisitions will be selected with the same opportunistic approach.  Key elements of our sustainable business strategy include the following:

•	Finance and complete our near-term major synthetic fuel production facility in Lima, Ohio, beginning with the first phase, or Gas 1.
•	Construct, own and operate additional Ultra Clean Btu Converter and synthetic fuel production facilities, including our planned Cleantech Energy Facility in Wyoming.
•
Enter into additional long-term off-take agreements and other commercial opportunities to monetize both the UCSC and byproducts, such as net electric output, CO2 and elemental sulfur, produced by our facilities.

•	Leverage our fuel sourcing capabilities to efficiently capitalize on the feedstock flexibility of our Ultra Clean Btu Converter and synthetic fuel production processes.
•	Expand our commercial product offerings over time to capitalize on the conversion flexibility of our Ultra Clean Btu Converter and synthetic fuel production facilities.
•	Operate our facilities to maximize the environmental benefits of the Ultra Clean Btu Converter and synthetic fuel production processes.
•
Leverage the knowledge, expertise and operational experience of our management and technical team in addition to licensing third party technology rights in order to bring our projects to commercial operation.

Our Products

Initially, we intend to manufacture UCSC, for sale directly to refinery operations.  We believe that UCSC is a cleaner and lower cost product than traditional crude oil.  For example, we expect our product will contain less than 1 ppm (parts per million) sulfur compared to traditional crude at 10,000 ppm or higher.

As we expand operations we intend to sell additional synthetic liquid fuel products (including liquid transportation fuels such as diesel, gasoline and jet) into suitable markets.  We intend to sell the UCSC directly to refinery operations in the near term, while the liquid transportation fuels, when produced, are intended to go into the transportation fuels markets, especially targeting the United States Department of Defense supply requests.

Our Projects

Lima Energy Company, our wholly-owned subsidiary, has begun the development of the UCSC production facility in Lima, Ohio (the “Lima Facility”).  The Lima Facility is being developed in two phases, which we call Lima Energy Gas 1, or Gas 1, and Lima Energy Gas 2, or Gas 2, and which are described below.

Lima Energy Gas 1

We expect that Gas 1 will be designed to convert approximately 2,875 short tons per day (approximately 860,000 tons per year) of feedstock into an average of approximately 7,000 barrels per day of UCSC.  Gas 1 will be designed to accept a variety of solid hydrocarbon feedstock; however, the plant will be fed initially with petcoke. We believe that petcoke is abundant in North America and that supplies of petcoke sufficient to run both phases of our Lima Facility will be available to us on acceptable terms.

We are actively working towards the financing of Lima Energy Gas 1.   We currently expect to complete this financing in 2014.  When the financing is completed, we plan to accelerate the construction of Lima Energy Gas 1, which is anticipated to take 24 months to 30 months and cost approximately $388 million. However, there can be no assurance that the financing will be completed in the targeted time frame or at all.  Estimated project costs include capital expenditures, engineering, procurement and construction (“EPC”) and other owner costs incurred up to commencement of operations (such as interest during construction, license fees, interconnections, legal and finance fees, and $11 million in development fees to Global Energy, Inc. (“GEI”), a related party, which we have paid with a contingent promissory note), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.  GEI is a related party to the Company since the chairman of our board of directors, Harry H. Graves, is also an executive officer and beneficial holder of 44% of the stock of GEI.  Once commercial operations begin, Gas 1 is expected to produce an average of approximately 7,000 barrels per day, or 2.8 million barrels annually.

On September 27, 2013 we entered into an UCSC Purchase and Sale Agreement with Husky Marketing and Supply Company (“Husky”), pursuant to which we have agreed to sell Husky one hundred percent of our UCSC product from Gas 1 up to a daily maximum of 8,500 barrels per day during a 10 year term.  Additionally, Husky has an option to purchase a portion or all of the volume of UCSC produced by Gas 2.  We expect that Gas 2 will be designed to produce approximately 15,000 barrels per day. The proximity of our customer, which is directly adjacent to our site, eliminates the significant costs and logistics of transporting our product.  As a result, we believe our facility operations will benefit from substantial transportation cost savings.

Since the purchase of the 63 acre site from the City of Lima in the fourth quarter of 2012 through December 31, 2013, we have invested over $2.5 million in the development of the facility.  This included site preparation work totaling $1,782,500 and preliminary design work on our Technology Innovation Center of $575,661. Additionally, the site has benefited from over $100 million in direct and indirect investment, including over $70 million in city, state, and federal funding which has been used for, among other things, the construction of a $30 million reservoir with sufficient capacity to provide the necessary water for our facility and a $17 million railroad overpass to improve road and rail links.

Contemporaneously with the completion of the financing of Gas 1, we plan to enter into a new turnkey EPC contract with Gasification Engineering Corporation (“GEC”), a related party, for the construction of the Facility.  GEC is a related party to the Company because our Chairman, Harry H. Graves, is Chairman and sole shareholder of GEC.  Under this contract, whose terms have been substantially negotiated, GEC will be responsible for providing overall technical direction and project management, with the detailed engineering, procurement and construction being subcontracted to a Design Build Team.  The General Contractor of the Design Build Team, Kokosing Construction Company, will then engage other subcontractors to procure and install the major equipment systems.  The EPC contract will contain standard warranty provisions from the general contractor and the vendors.  The EPC contract price is expected to be $306.9 million. We also plan to enter into an operations and maintenance agreement with GEC to operate the facility.  We intend that the terms of our agreements with GEC will be comparable to those available to us from unaffiliated third parties.

We plan to capture and sell the CO2 produced during the manufacturing process for Enhanced Oil Recovery, or EOR, applications. We have entered into an agreement with Cambridge Resources LLC, a related party, to sell all of the CO2 that we produce during the manufacturing process. Lima Energy Gas 1 is being designed to produce approximately 1.6 million tons of carbon dioxide per year for sale to Cambridge Resources LLC at a price of $20 per ton, with an escalation factor of 1.5% per year.  During the 20-year term of the agreement with Cambridge Resources LLC, we expect to generate approximately $785 million in revenues.  Cambridge Resources is considered a related party to the Company because it is a wholly owned subsidiary of Carbon Management Technologies LLC, (“CMT”), a joint venture between HTC Purenergy of Canada and GEI, a related party, and our chief executive officer, Dr. Steven C. Vick is President of CMT.

We also plan to generate revenues from the sale of other byproducts, including net electric output and elemental sulfur.

In connection with our 2012 financing transaction with Third Eye Capital Corporation, the investors acquired the right to receive a royalty equal to five percent of Gas 1’s annual aggregate gross sales of gas products.  This royalty expires on the earlier to occur of (i) the 21st anniversary of the date on which Lima 1 commences commercial operations and (ii) the date on which the investors have received a total of $250 million in royalties.

In connection with our purchase of the Lima property, we agreed to make annual contributions to a trust for the benefit of the City of Lima for a period of 20 years after the Lima facility commences commercial operations.  The amount of each annual contribution will be the lesser of (i) $5.0 million and (ii) ten percent of the Lima facility’s “net distributable cash flows,” for the previous year.  Net distributable cash flows is defined as gross revenues less taxes, debt service, operation and maintenance expenses and certain other amounts.

In connection with our acquisition of Lima Energy from our related party GEI, GEI retained a 50% equity interest in Gas 1 and has the right to receive 50% of Gas 1’s distributable cash flows.

Oxbow Carbon and Minerals LLC (“Oxbow”) holds an option to acquire four percent of the pre-tax cash flow, after taxes and operation and maintenance expenses, of Gas 1 and Gas 2 if it makes a $10 million investment in Lima Energy Company when the Company completes a financing of at least $217 million to complete construction of the project.  As of December 31, 2013, Oxbow had not exercised this option.

When it is in operation, we anticipate that Lima Energy Gas 1 will have a full time staff of approximately 70 people. Approximately 20% of the staff is expected to come from the nearby economic enterprise zone.  The Company has entered into a Tax Credit Agreement with the State of Ohio that anticipates the Company will hire up to 104 new employees during the initial phase of operations through Dec. 31, 2016.  During the period beginning with new employee hiring and ending Dec. 31, 2020, the Company will receive Ohio tax credits of 65% of the new employees’ Ohio state tax withholdings.

Lima Energy Gas 2

Once we have begun construction of Gas 1, we plan to utilize Ohio Air Quality Development Authority bonds to finance Gas 2.  Gas 2 will be located at the same site as Gas 1. We estimate the project costs for Gas 2 to be approximately $1.2 billion and the construction period to be approximately 30 months. Estimated project costs include capital expenditures, EPC and other owner costs incurred up to commencement of operations (such as interest during construction, license fees, interconnections, legal and finance fees, and a $20 million promissory note to GEI, a related party, for development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbon.  Once commercial operations begin, Gas 2 is expected to produce an average of approximately 15,000 barrels per day, or 5.5 million barrels annually, bringing our total combined UCSC production at the Lima Facility to over 22,000 barrels per day, or 8.3 million barrels annually.  Husky has an option to purchase a portion or all of the volume of the UCSC produced by Gas 2.

Lima Facility - Permits

Construction and operation of the Lima Facility are subject to certain federal, state, and local environmental laws and regulations.   We had received all necessary permits for construction of the facility in the 2005 timeframe, but due to the passage of time and reconfiguration of the facility, the Air Permit to Install needed updating and reapplication.  In October 2012 we resubmitted this application to the Ohio EPA (“OEPA”) and the application has been deemed complete.  The OEPA review process and issuance of the final permit is expected to be finished in the first quarter of 2014.  The other permits needed are the Certificate of Need and Environmental Compatibility from the Ohio Power Siting Board and Stormwater Construction permit, both of which have been received.

Cleantech Energy Facility

The third project that we have identified is a synthetic fuel production facility in Johnson County, Wyoming using our Ultra Clean Btu Converter technology that we plan to build, own and operate. It is anticipated that the Cleantech Energy Facility will be designed to produce approximately 78,000 barrels per day, or 30.6 million barrels annually of synthetic fuel products, initially concentrating on UCSC.  We plan to enter into an agreement for the sale of our UCSC product with a refinery, containing terms and conditions similar to the Lima Energy agreement with Husky.  Financing for the Cleantech Energy Facility has not yet been secured and there can be no assurance that we will be able to secure financing at all. We plan to build the Cleantech Energy Facility adjacent to the Wyoming BOE Energy Asset, contingent upon our ability to secure the rights of the Wyoming BOE Energy Asset with the $70 million activation payment.

Our Feedstock Strategy

We intend to utilize coal, renewables and petcoke as primary feedstocks for our projects. We believe our expertise in evaluating each project as it relates to technology and feedstock will allow us to tailor each project to maximize efficiency and financial metrics.

Our integrated business strategy is to control our solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from our operations. Our strategy is to control our feedstock supplies by owning or controlling energy assets, such as our energy assets in Indiana and Wyoming.

Indiana BOE Energy Asset

On September 24, 2012, Lima Energy acquired an approximately 200 million BOE Energy Asset, consisting of an estimated 50 million net tons of Illinois Basin coal located in Vigo County Indiana from GEI pursuant to a Purchase and Sale Agreement between Lima Energy and GEI. The purchase price was $50 million, comprised of $25 million in cash and 2.5 million shares of common stock of USASF valued at $10 per share.  The carrying value of the asset on the Company’s books is shown as $25,568,863 which reflects the $25 million in cash and assumed liabilities and associated acquisition costs plus the fair value of the 2.5 million shares of common stock USASF issued to GEI using the average share price of shares that were actively traded on the OTCQB on or near the date of the transaction.

The Indiana asset represents a 50-year fuel supply for Lima Energy Gas 1. When we acquired this asset, we intended to use the coal as a source of feedstock supply for the Lima Facility.  In light of the attractive supplies of petcoke currently available to us, we currently do not intend to extract the coal.  Instead, we intend to use this asset to support construction of the Lima Facility, for example by using it as collateral or other support for our planned financing or by directly monetizing it. Currently, this asset serves as collateral for our TEC debt.

Wyoming BOE Energy Asset

In 2010 we entered into the BOE Purchase and Sale Agreement, or Energy Contract, with Interfuel E&P, Ltd., or Interfuel, which gave us the rights to the energy content of over 711 million gross tons of Powder River Basin coal, of which 402 million tons of coal are potentially recoverable, representing the equivalent of approximately 1.02 billion barrels of oil. We intend to build our planned Cleantech Energy Facility near this asset and utilize this solid hydrocarbon energy in that facility, which we believe represents a 25-year supply if used as feedstock at the planned Facility.

The Agreement originally called for Cleantech Energy to pay an Activation Payment of  $70 million to Interfuel contingent upon receipt of financing and start of construction for the proposed Cleantech Energy Project facility and related solid hydrocarbon BOE production. Interfuel has agreed to extend the Agreement while we seek financing for the Activation Payment, but it retains the right to terminate the Agreement at any time.  We can give no assurance that we will be able to make the Activation Payment of $70 million, or that the rights to the energy asset will still be available at the time we are able to make the Activation Payment, if at all.  If we are unable to make the Activation Payment and commence construction before Interfuel terminates the Agreement, Interfuel’s sole remedy is to unwind the transaction.  As a result, we may be required to relocate, redesign, delay, or elect not to proceed on the development of the Cleantech Energy project.

In exchange for this approximately 1.02 billion BOE energy asset, Cleantech Energy Company issued to Interfuel 714,041 shares of its no par value preferred stock and assigned an aggregate value of $1.00 for the shares issued.   In future periods when the BOE asset is utilized in the gasification process, Cleantech Energy Company will record an expense of $0.70 per BOE, representing the cost of the energy in the fuel, with a corresponding increase in the Company’s preferred stock paid in capital.  Once commercial operations have begun, the preferred stock will earn a 5% annual dividend, commencing on the commercial operations date, payable on a quarterly basis. Annual redemptions of preferred stock will be dependent on the net income of Cleantech Energy Company.  Provided there is net income in a given year, Cleantech Energy Company has the option to redeem an amount of preferred shares the redemption price of which is equal to not less than 7% and not more than 10% of net income in that year. Any preferred stock remaining after 20 years from the date of commercial operations may either be redeemed at that time, or, at the option of Cleantech Energy Company, may be converted to Cleantech Energy Company’s common shares, according to this formula:  for every one percent (1%) of the original estimated value of preferred shares (1,020,058,000 BOE X $.70=$714,040,600) that is remaining at that time, Interfuel will be entitled to one-half of one percent (0.5%) of common shares then issued and outstanding in Cleantech Energy Company.

We do not own proven or probable reserves in connection with our BOE Energy Assets in Indiana or Wyoming, nor do we know if it is commercially feasible to receive a sufficient quantity of BOE from our solid hydrocarbon Energy Assets to support the development and operation of our projects.  Construction of the Cleantech Energy Project will depend, in part, upon our confirmation that it is economically feasible to extract a sufficient quantity of BOE from the solid hydrocarbon Energy Asset in Wyoming and upon future delivery of the solid hydrocarbon Energy Asset to support the development and operation of that project. If we determine that we will be unable to extract a sufficient quantity of BOE from the Energy Asset or if we are unable to receive a sufficient quantity of solid hydrocarbons from this Energy Asset to justify the construction of the Cleantech Energy Project, we may decide to redesign, relocate, develop alternate feedstock supplies, delay, or elect not to proceed on the development of this project.  Furthermore, if we determine that it is not commercially feasible to receive our solid hydrocarbon Energy Asset, we may be required to write off the value of the asset on our consolidated financial statements and that could have a material adverse effect on our business.

Our Management and Technical Team

We believe our management and technical team has significant knowledge, expertise, and operational experience of Ultra Clean Btu Converter and synthetic fuel production facilities and has been instrumental in the advancement of such technologies through their improvement and operational optimization over our team’s careers with us and other companies.

•
Our senior management and technology team have extensive and, we believe, unique relevant industrial experience with gasification, related Ultra Clean Btu Converter technologies and synthetic fuel production facilities.

•
The knowledge, expertise and operational experiences of our management and technical team at other gasification facilities provides us with an experience base that, we believe, is unique within the industry.

The knowledge and expertise of our management and technical team provide us with the flexibility to select and efficiently apply the most appropriate technology for a particular project and even to improve on a particular technology in the course of its utilization. Ultra Clean Btu Converter and synthetic fuel production projects are technically complex and require considerable practical experience and institutional knowledge to effectively choose and apply the numerous available process engineering applications to a particular project based upon a knowledge of practices and procedures developed over time. Because Ultra Clean Btu Converter and synthetic fuel production technologies have been available for many years, much of the intellectual property related to any previously issued patents is already in the public domain. As a result, there are multiple technologies available for use in connection with various types of projects. These technologies differ in a number of significant respects, depending upon the type of gasifier and feedstock to be used, the end-products which a particular facility is expected to produce and the scope of intended CO2 capture and sequestration.

Ultra Clean Btu Converter Process

The Ultra Clean Btu Converter process is defined as a series of commercially proven and available processes, which collectively and cost-effectively convert lower value, solid hydrocarbons such as coal, renewables and petcoke into higher value, ultra clean energy products.  Our facilities are being designed to utilize commercially proven and technologically established gasification processes, gas purification processes and catalytic manufacturing processes to convert the solid hydrocarbon feed sources into UCSC for transportation fuel markets.

The core of the Ultra Clean Btu Converter process is gasification, in which a solid hydrocarbon feed is converted to synthetic gas, (“SG”), which is a mixture of carbon monoxide and hydrogen gas. Gasification occurs when a carbon-containing feedstock is exposed to steam at elevated temperatures and pressures in the presence of controlled amounts of oxygen. Next, the synthetic gas is cleaned by downstream processes to remove materials of concern commonly associated with the solid hydrocarbons such as particulates, sulfur compounds, and mercury. Like gasification technologies, these gas clean-up processes have been available commercially for a long period of time and have been installed in large scale facilities similar to what we intend to develop. The removal of impurities from the gas stream to very low levels, such as levels in the low, single digit part per million range, results in environmentally superior products versus traditional methods of manufacture such as petroleum refining operations. The synthetic gas may be used as a fuel to power a gas turbine to generate electric power, or may be further converted into higher value energy products such as UCSC. A key attribute of Btu converter technology is that we expect that virtually all of the carbon dioxide, or CO2, produced during the manufacturing process for the higher value energy products will be separated, captured and made available to others or for long-term carbon capture and storage options, thereby significantly limiting the emissions of this greenhouse gas to the environment.

In our Ultra Clean Btu Converter technology, however, the synthetic gas will be directed through the final process, a catalytic manufacturing process, in which the CO to hydrogen ratio initially is adjusted appropriately, and then specialized cobalt or iron catalysts facilitate the reaction between the CO and hydrogen producing higher value energy products such as UCSC. Depending on the desired product output, the catalytic manufacturing processes have different names.  For example; if UCSC or other liquid fuel products such as diesel, jet or gasoline fuels are the desired products, the process is called the Fischer-Tropsch Catalytic Process; if synthetic natural gas is the desired product, the process is called the methanation catalytic process; and if methanol is the desired product, the process is called the methanolysis catalytic process.

Benefits of Ultra Clean Btu Converter Technology

We believe that the following strengths are specific to the Ultra Clean Btu Converter Technologies we intend to utilize.

Established technology. Ultra Clean Btu Converter technologies are established and represent potential alternative technologies for the transportation fuels, natural gas, and electric power markets. Gasification has been in commercial use for more than 50 years around the world. Commercial coal gasification operations began in South Africa in 1955. According to the 2013 Worldwide Gasification Database (the “Gasification Database”), since 1999, worldwide gasification capacity has grown by nearly 150%. According to the Gasification Database, there is currently over 104 GWth of gasification capacity worldwide from 234 operating plants and 618 gasifiers. The Gasification Database identifies an additional 61 plants, representing approximately 63 GWth of gasification capacity, that are currently under construction, and an additional 98 plants, representing approximately 84 GWth of gasification capacity, that are currently in the planning stage. In its 2004 World Gasification Survey, the DOE stated, “the reason for this long-term and continuing growth is clear: modern, high temperature slagging gasifiers have the ability to convert low value feedstocks into higher value products—chemicals, fuels and electricity—while meeting the most demanding environmental standards for air emissions, solids, water use and CO2 removal from the product gas.”

Cost advantages. At current market prices, Ultra Clean Btu Converter technologies generate cost advantages by using solid hydrocarbon fuels, such as coal, renewable energy resources, or petcoke, as their feedstock instead of liquid or gas fuels, such as oil or natural gas. According to the Annual Energy Outlook 2013 from the EIA, the average real mine mouth price for U.S. coal is expected to increase by about 50% from $2.04 per million Btu in 2011 to $3.08 in 2040, continuing the generally slow upward trend in coal prices that began in 2000.   Conversely, according to projections by EIA in the 2013 Annual Energy Outlook, natural gas prices are expected to double from $3.98 per million Btu in 2011 to $7.83 per million Btu in 2040. Also, according to projections by EIA in the 2013 Annual Energy Outlook, West Texas Intermediate Crude prices are expected to go from $94.86 per barrel in 2011 to $115.36 per barrel in 2025 and $160.68 per barrel in 2040. We believe that products produced using Ultra Clean Btu Converter technologies, such as UCSC, synthetic gas or synthetic natural gas, represent an attractive economic alternative to the historically high and volatile costs of liquid and gas-based fuel sources, particularly natural gas and petroleum crude.

Flexibility.  Ultra Clean Btu Converter technology is flexible and consistently has been able to convert a variety of low value hydrocarbon fuel sources, such as coal, renewables, and petcoke, efficiently into various higher value products including synthetic gas, petroleum liquids, transportation fuels, synthetic natural gas, and hydrogen, which are environmentally superior energy sources compared to the original solid hydrocarbon fuels. We believe that the most significant application of our Ultra Clean Btu Converter technology is the conversion of coal, renewables and petcoke into SG or UCSC at costs that compare very favorably to current market prices for comparable products.

Clean energy source. In addition to this economic advantage, we believe that UCSC is an alternative energy source that is capable of addressing the current environmental concerns associated with traditional carbon-based fuel sources, particularly coal. The environmental benefits of Ultra Clean Btu Converter technology, gas cleanup and catalytic manufacturing processes result from their ability to produce energy products with low sulfur content, mercury content, and particulate emissions compared to more traditional energy products.  We believe that Ultra Clean Btu Converter technologies offer a further environmental advantage in addressing concerns over the atmospheric buildup of greenhouse gases such as carbon dioxide, or CO2. Virtually 100% of the CO2 produced during the manufacture of UCSC can be captured and used for various industrial processes. Through the utilization of gasification together with downstream gas cleanup processes and catalytic manufacturing processes such as the Fischer-Tropsch process, we believe that CO2 can be captured more cost-efficiently than in conventional coal or natural gas-fired power systems.

Abundant supply. Due to the abundant worldwide supply and relative pricing stability of solid hydrocarbon fuels such as coal or petcoke, Ultra Clean Btu Converter technology represents a potentially large scale alternative to conventional energy product production. According to the EIA, recoverable coal reserves worldwide are estimated (as of January 1, 2009) at 946.1 billion short tons.  Coal is the most abundant fossil fuel resource in the U.S., with recoverable coal reserves estimated (as of January 1, 2009) at 258.6 billion short tons, according to the EIA.  These coal resources are widely distributed throughout the U.S. with recoverable reserves located in 25 states.  Based on production of nearly 1.1 billion tons, the U.S. has at least an approximate 200-year supply of coal. According to information from the EIA, the U.S. production of petroleum coke in 2011 was approximately 61.5 million tons. In addition, and as the market develops further, we believe that renewable feedstocks for Ultra Clean Btu Converter Facilities, such as biomass and municipal waste, will be readily available in the U.S.

Based on the estimated Btu content of the 770 million gross tons of in-place coal deposits in Wyoming and Indiana and the Ultra Clean Btu Converter processes that we expect to utilize, one ton of coal from these deposits is expected to be converted into an average of 13.72 MMBtu of synthetic gas, which would be equivalent to approximately 2.4 BOE per ton.  If we convert such synthetic gas into a different fuel, such as UCSC, the barrel of oil equivalence of the end product will depend on the fuel produced.

We believe that due to gasification’s broad and dynamic matrix of potential inputs and outputs, reliance on globally abundant feedstocks, potential environmental benefits compared to other energy production methods and status as a proven and established process, we will be provided with a wide range of business opportunities and the flexibility to maximize value in an environment of high and volatile fuel prices.

Regulation and Environmental Matters

There are several regulations and environmental matters, which must be considered as we develop our projects, which include the following:

Regulatory Overview:  Our projects currently are, or may become, subject to regulation by federal, state, and local authorities with regard to air and water-quality control standards and other environmental and regulatory matters, and are subject to zoning and other regulation by local authorities. Environmental laws and regulations in the United States have become increasingly more stringent. Such laws generally require capital expenditures for compliance, including modifications and installation of required pollution control equipment. In addition, securing regulatory approvals for construction or modification of facilities can be a costly and time-consuming process. There are a number of regulations that may affect large industrial projects, depending on their nature and how the facility is configured.  New Source Performance Standards (NSPS) and Hazardous Air Pollutants (HAP) are two broad areas that typically come into play.  Using NSPS as an example, control of fine particulate emissions (PM2.5) has become more stringent in recent years.  Fugitive emissions from various aspects of a plant, and road dust from vehicle activity are addressed, including the elevation at which they occur within the plant.  Transient emissions during start-up and shut-down of process units also must be taken into consideration.  While individually, and even collectively, these may be small components of the emission calculus for a facility, they represent the need for significant attention to detail in permit package preparation and compliance management.  Certain environmental regulations are emerging that are, or may be, specifically applicable to major industrial facilities and to the development of our Ultra Clean Btu Converter facilities in the United States.  These are discussed more comprehensively below:

The Clean Air Act:  The Clean Air Act, as amended, and state laws and regulations (including State Implementation Plans) contain requirements regarding emissions standards, requirements to obtain permits, and reporting requirements that are generally applicable to our large industrial facilities and their air emissions.  It is the responsibility of the project to identify the various regulations that apply and to work with regulatory agencies to issue permits that address those requirements. These laws and regulations cover, among other pollutants, those contributing to the formation of ground-level ozone, carbon monoxide, nitrogen oxides, particulate matter (including fine particulates, mercury, and hazardous air pollutants as defined by the United State Environmental Protection Agency, or USEPA, and carbon dioxide and other greenhouse gas constituents, collectively commonly noted as equivalent carbon dioxide (CO2e). Requirements to reduce sulfur oxides and nitrogen oxides through cap and trade mechanisms were implemented to reduce acid rain in eastern and northeastern states.  Although not planned at this time, in the event a major combustion source such as a gas turbine is planned were constructed in conjunction with our Ultra Clean Btu Converter and synthetic fuel production facilities, the combustion turbine portion of a CCGT (Combined Cycle Gas Turbine) probably would be a major emission source under the Clean Air Act and would require that construction and operating permits to ensure emissions will meet pollutant limitations.  USEPA recently has proposed new regulations under the Clean Air Act that are intended to reduce GHG emissions materially from power generation over time.  The carbon emissions from new sources, regardless of type, will be required to be on par with those from combustion turbines in combined cycle.  The language also effectively precludes operation of combustion turbines in simple cycle (i.e. without a steam turbine).  Although not applicable to our facilities, new coal fired steam generators will need to have very high efficiency (e.g. at least at the level of supercritical boilers) and the capture and sequester of at least a portion (currently not defined) of the CO2e emission from the stack.  USEPA has stated it intends to finalize this rule in 2014.  Proposal of regulations for existing sources is planned for mid-2014, with finalization in 2015.  This, and other initiatives can, from time to time, be expected to result in new and amended regulations that possibly could affect our facilities and projects, and increase the expense of their development and operation. SNG and UCSC production is more directly associated with the gasification portion of the facility and, taken together, they represent a closed system without primary stack or vent.  As we currently intend that some of our facilities primarily focus on production of synthetic hydrocarbon liquid products, in those cases there may be additional or different regulations that affect them. As with SNG production, synthetic liquid fuel production is a closed system without primary stack or vent.  Both products typically are delivered by pipeline to customers, also a closed system process. As such, a gasification and SNG or UCSC production facility will have limited emissions, and those will generally be limited to start-up, shut-down, and equipment failure types of events.

Greenhouse Gas Emission Initiatives:  Future initiatives regarding greenhouse gases emissions and global warming continue to be the subject of national and international debate. While judicial review processes have blocked implementation of certain rules, “Monitoring and Reporting” rules have been implemented. The monitoring and reporting rule enables USEPA to collect data and information on affected plants, in order to inform its future regulation development.  The USEPA finalized a rule in September 2009 that requires monitoring and reporting of CO2 emissions at plants that emit over 25,000 metric tons per year of CO2 equivalent. We will be subject to the monitoring and reporting requirements of this rule. The greenhouse gas tailoring rule took effect in July 2011 and adds CO2 constituents to the Prevention of Significant Deterioration and New Source Review permit evaluation process for establishing emission limits for permits. The “tailoring rule” which has begun to tighten CO2 emissions, incrementally tailors the requirements to the magnitude of emissions. Here, plants emitting over 25,000 short tons per year of CO2 will be required to obtain a new permit or modify their existing Title V permit.  Plants with lower emissions will be addressed later. For plants that exceed a combined CO2 and CO2 threshold of 100,000 short tons per year (a level that major scale facilities, such as ours, would normally exceed) will be subject to Prevention of Significant Deterioration and Best Available Control Technology requirements unless strategies such as enhanced oil recovery (EOR) or storage and sequestration, which are included in our plans, are employed. In August 2010, the agency proposed a new regulation that requires states to revise their implementation plans to address CO2 more comprehensively. While the courts have remanded this rule to USEPA to address its objections to the prescriptive approach USEPA took with the states, we believe and are assuming the basic requirements of the rule eventually will become effective. While regulation of CO2 is formative, all plants of the size of ours, likely will have requirements imposed at some time, possibly in the near term. Natural gas fueled power plants (CCGT) are significant sources of CO2 emissions. Therefore, if and when we elect to install a CCGT based power facility, any mandated federal or state greenhouse gas reduction or caps on CO2 emissions or other such regulation could have material impact on our facilities in the near future, absent implementation of an effective EOR and CCS program. While the United States Congress has not yet passed legislation to further regulate greenhouse gases, the Executive Branch has recently signaled that the subject of greenhouse gases currently is on its agenda.

Rules Governing Emissions of Concern:  Rules issued by the USEPA (including, for example, present or future emission cap and trade programs, the regional haze program, the Eastern States NOx Trading Program and final state non-attainment area designations to implement the revised ozone and new fine particulate standards) require substantial reductions in sulfur oxides, mercury, particulate matter and nitrogen oxides emissions. The compliance dates for such rules take effect in stages in the future. USEPA also reviews its National Ambient Air Quality Standards every five years, often acting to make them more stringent. The advent of emission trading programs means that facilities need to hold sufficient emission allowances to cover their actual emissions each year. This obligation is in addition to compliance with traditional permit limitations on emissions from each facility, and can require that the facility purchase any additional allowances it needs.

Clean Air Interstate Rule and Cross State Air Pollution Rule:  On August 21, 2012, the U.S. Court of Appeals for the D.C. Circuit vacated the Cross State Air Pollution Rule. The decision leaves in place the earlier Clean Air Interstate Rule, including deficiencies in the Clean Air Interstate Rule that the Cross State Air Pollution Rule was intended to remedy. When and in what form the Cross State Air Pollution Rule will re-emerge is unknown. The rule was intended to tighten criteria pollutants, especially nitrogen oxides, sulfur oxides, and ozone, and particularly affects regulated utilities and their legacy coal fired generating units. The intent of this rule was to improve National Ambient Air Quality.  The regulation is essentially combustion related and, to the extent our projects make synthetic liquid fuels and SNG and not power, the rule is not expected to apply to our facilities. USEPA currently is working to restructure the rule in a manner acceptable to the Courts.

Clean Air Mercury Rule:  The Clean Air Mercury Rule was finalized by USEPA on March 15, 2005 to reduce mercury emissions from coal-fired power plants.  Phase 1 of the Clean Air Mercury Rule was set to go into effect on January 1, 2010.  However, on February 8, 2008, the United States Circuit Court of Appeals for the District of Columbia vacated the rule, requiring USEPA to draft a new regulation.  On March 16, 2011, USEPA proposed another rule to reduce emissions from new and existing coal fired power plants, requiring the installation of pollution-control technology to reduce mercury emissions.  The final rule was issued in December 2011. This rule applies only to coal and not to petcoke based power generation.  Gasification based plants, even if processing coal, have the ability to cost effectively remove mercury from the SG before using it in a combustion device.

Federal Clean Water Act:  The Federal Clean Water Act prohibits the discharge of pollutants, including heat, into waters of the United States except pursuant to appropriate permits, which establish discharge limits, monitoring, and reporting requirements. “Indirect” wastewater discharges to publicly owned treatment works also are subject to permitting and other requirements.  Depending on the size of the Ultra Clean Btu Converter facility, the associated steam turbine generator, and other processes, require cooling and therefore make up water of several million gallons per day.  Cooling tower evaporative losses are typically a significant portion of a plant’s water usage.  If the water is drawn from a river or lake, or in states that have “water rights” laws, the state may regulate or limit access to make up quantity, potentially necessitating use of air instead of wet cooling towers.  Our Lima Facility has contracted to purchase water from the City of Lima and will not draw water from the local river system and plans to recycle and reuse its water, and we anticipate little, if any, wastewater. Lima Energy will pre-treat any wastewater it does have under an Ohio EPA approved City of Lima permit before releasing the wastewater to the City Publicly Owned Treatment Works.  We anticipate that our Cleantech Energy Facility will retain, recycle and reuse its water, but will work with the State of Wyoming on permit requirements if any discharge results from the operation of the Facility.

Resource Conservation and Recovery Act and Other Solid Waste Regulations:  Solid and hazardous waste laws and regulations, including the Resource Conservation and Recovery Act, govern the management and disposal of certain wastes. The majority of solid waste created from the combustion of coal and fossil fuels is non-toxic fly ash and other coal combustion byproducts, which the USEPA has determined are not hazardous waste subject to the Resource Conservation and Recovery Act, but which are sometimes subject to special solid waste disposal requirements. In a gasification facility, the vitreous solid residue from the gasification process generally passes the Resource Conservation and Recovery Act leachability tests and is therefore considered non-hazardous under the Act. Sale of the vitreous solid for commercial value or disposal will be a case-by-case decision. Solid residues from wastewater treating may test hazardous under USEPA protocols and appropriate management decisions made on a case-by-case basis. In addition to imposing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for non-compliance, including fines, injunctive relief, criminal prosecution and other sanctions.  We anticipate each of our projects will be subject to hazardous waste regulations from time to time, which will generally be limited to temporary storage, shipping and manifesting.

Noise and Other Nuisance Regulations: Nuisances are typically prohibited by state and local law. Noise limits are commonly set by state utility regulators or state noise standards established by other agencies, such as the Ohio Power Siting Board. In conjunction with certification of electric power generating facilities, the Ohio Power Siting Board and its counterparts in other states typically set specific measurable fence line noise limits on equipment or plants, and the site selection process in each state also considers local zoning requirements, generally either by the city or county.

Power Generation Requirements: Power generation projects typically require review and approval of state utility regulators for contractual arrangements relating to interconnection, siting, and access to the transmission grid. Rates for transmission services are regulated by the Federal Energy Regulatory Commission. In the case of SNG production, the natural gas back-up supply pipeline will also enable delivery of SNG into the natural gas pipeline system. Approval of the pipeline would be subject to the jurisdiction of either the Federal Energy Regulatory Commission or the Ohio Public Utility Commission, and their respective certification and regulation processes.  As we do not currently intend to produce SNG, and our natural gas supply needs are modest, construction of a natural gas pipeline is not currently in the Lima Energy development plan. Our Lima Facility applied for and received a “Certificate of Need and Environmental Compatibility” from the Ohio Power Siting Board, an arm of the Public Utility Commission of Ohio.  The Certificate may be amended from time to time if and when the size and scope of a project changes.  The first amendment addressed a change in gasification technology.  We are currently preparing an amendment to also reflect the change from IGCC to UCSC production.  The Ohio Power Siting Board recently indicated that, under its current regulations, on-site generation and use of electric power may be handled in a simpler and less formal manner. We will explore these issues as the amendment is drafted. Our Cleantech Energy Facility will require an Industrial Siting Permit, which addresses the industrial aspects of a plant in addition to the power generation aspects.

Water Supply Authority:  Water availability for a project differs by state.  In Ohio, the Power Siting Certificate, discussed above, included consideration of the City of Lima’s capacity to supply raw water to the project. While the city water capacity was more than sufficient at the Lima Facility inception, the city has since constructed and commissioned a new 5 billion gallon reservoir expansion, making the water supply capacity very robust.  Lima Energy Company and the City of Lima have executed a long-term water supply agreement in this regard.  In Wyoming, water requirements must be reviewed by the State Engineer and rights to water usage negotiated with various entities.  This will be done with State Engineer participation.  While the project is being designed to minimize water losses, maximize water recycle and reuse, and minimize make-up water requirements, we have not yet begun working with the State Engineer relative to the Cleantech Energy Facility in Wyoming. Owing to “water rights” laws in Wyoming, and the potentially restricted availability of water, we may need to employ air cooling, instead of wet cooling towers, for process cooling.

EMPLOYEES

At December 31, 2013, we had ten full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

COMPETITION

We expect our advanced ultra clean synthetic crude products to compete with traditional fuels that are typically sourced from upstream oil and gas operations carried out by major oil companies and independent oil companies worldwide, such as ExxonMobil, Chevron, Shell, British Petroleum and PetroChina.  Our initial focus is on delivering Ultra Clean Synthetic Crude as an alternative to barrels of oil sourced from U.S., Canadian, and worldwide upstream exploration and production sources.

We believe that the primary competitive drivers for our products include:

•	Ultra Clean Synthetic Crude is designed to be less than 1 ppm sulfur compared to typical traditional crude oil that can be 20,000 ppm sulfur or higher.

•	Low cost made possible by abundant supply of lower cost solid hydrocarbon resources and low production costs.

•	Large commercial scale, efficient, closed system, proven manufacturing systems.

•	Feedstock and technology platform flexibility.

•	Proven and optimized low cost clean energy technology ready for deployment throughout the USA.

•	Identified projects are intended to create a 100,000 barrel per day, or bpd, production platform in Ohio and Wyoming with 1.2 billion BOE in solid hydrocarbons owned or controlled.

•
Flexibility in location for ultra clean Btu converters that may include locating next to customers, feedstock, or transportation infrastructure, and in each case in a community where our commitment to environmental, economic, and social excellence will make a positive impact.

•	Higher quality product at a lower cost, enabling refineries in the U.S. and worldwide to save on crude oil purchases and refining costs.

•
Our evolving production platform, to be completed, both current (100,000 bpd) and long term (2 million bpd), represents a relatively small share of the $3 trillion plus oil market.  100,000 bpd is about 0.5% of the U.S. market and 0.01% of the worldwide market. 2 million bpd is about 10% of the U.S. market and about 2% of the worldwide market.

•
Growth in oil demand from developing nations would contribute to an increasing global demand for oil and therefore net extra category growth that far exceeds and is many multiples of our long term growth plans.

•
In time, we expect to add direct to consumer diesel, jet, and gasoline products that will bring the low cost clean energy benefits of USA Synthetic Fuel to the pump.  We anticipate that a majority of our low cost transportation fuels will go to military customers.  All customers will benefit from lower cost and higher quality products with no change to existing motor or fuel delivery systems and infrastructure.

LICENSES

A portion of the technology that we will use in our facilities will require specific licensing to us on a project-by-project, non-exclusive basis from third parties who may also license such intellectual property to others, including our competitors.

For example, we have, pursuant to a technology license agreement, a technology license with ConocoPhillips for the use of E-Gas™ gasification technology at the Lima Energy Facility.    Under this agreement, Lima Energy Company was granted a nonexclusive, nontransferable license to use the patents, know-how and operating information to build and operate the Lima Energy Project, as described elsewhere herein, and the right to use and sell the products produced.  Under the agreement, Lima Energy Company agreed to pay ConocoPhillips a license fee of $16 million upon closing of the financing for the entire project, which has subsequently been divided into Gas 1 and Gas 2.   The E-Gas™ gasification technology was recently sold by ConocoPhillips to Chicago Bridge and Iron Company.  There also are other gasification technologies, which we could use at the Lima Facility in the event the E-Gas™ technology is, for some reason, unavailable to us.  Similarly, there are multiple technologies we could use for other main technology units within our planned projects such as air separation units, acid gas (sulfur) removal systems, elemental sulfur production units, particulate filtration technologies, methanation units, and Fischer-Tropsch or other technologies for the production of transportation fuels. Therefore, with multiple technology options from which to choose for the various technology units, we are not dependent upon any one particular technology or license to operate our business. As part of the license, each licensor will agree to provide process guarantees on the output and efficiency of the gasification system and will be responsible for completing a process design package which will provide heat and material balances, water balance, process flow diagrams, performance, equipment lists and system description for the gasification system. Once we have obtained a license for a particular technology unit, designed the process with that technology in place, built and operate the plant, we will continue to use that unit. However, even then in the event of a major problem, there are other options available to us.

To access that E-Gas intellectual property, other companies would have to enter into license agreements with CB&I and pay the appropriate license fees.  We believe that we maintain a distinct advantage in this regard should we choose to utilize the E-Gas™ technology as we already have a license in place, subject to payment of the license fee.

Item 1A.          Risk Factors

In evaluating and understanding us and our business, you should carefully consider (1) the risks described below, in conjunction with (2) all of the information set forth in this Form 10-K, including the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and (3) information in our other filings with the SEC, including any future reports on Forms 10-Q and 8-K, which may include additional or updated risk factors. These are not the only risks we face. Additional risks not presently known or which we currently deem immaterial may also affect our business operations, and even the risks identified below may adversely affect our business in ways we cannot currently anticipate. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Risks Relating to Financial Position and Need for Additional Capital

We have a limited operating history, a history of losses, anticipate continuing to incur losses for a period of time, and may never achieve or sustain profitability.

We are a development stage company and have no revenues from operations to use for operating expenses or project development. Since our inception, we have incurred substantial net losses, including net losses of $26.8 million for the year ended December 31, 2013 and $5.8 million for the year ended December 31, 2012, which included a $13.2 million and a $1.8 million derivative loss related to our convertible debt and warrants, respectively, for those two years. We expect these losses to continue. We expect to continue to incur substantial costs related to the continued development and expansion of our business, including those related the Lima Facility. We will need to generate and sustain sufficient revenues in future periods in order to become profitable, and we may never achieve or sustain profitability on a quarterly or annual basis.

We anticipate that we will incur operating losses and negative cash flows for the immediate future.

We anticipate that our expenses will continue to increase substantially as we implement our project development and construction plan and expand our marketing and general and administrative operations.  For these reasons, we may continue to incur significant operating losses for the next few years.  These losses will have an adverse effect on our stockholders’ equity and working capital.

To achieve profitability, we need to execute our production strategy, including the construction of the Lima Facility.

We are a development stage company and have incurred losses since our inception and have not yet been able to establish a profitable operating history.  Our ability to become and remain profitable will depend on, among other things:

Our ability to construct Lima Energy Gas 1, the first phase of the Lima Facility, on schedule and in accordance with our planned budget

Our ability to obtain adequate financing for our projects on terms consistent with our expectations.

Our ability to effectively manage the operations at our planned facilities and to avoid extended outages or other breakdowns or failures of equipment or processes, whether due to catastrophic natural events or otherwise.

Our ability to sustain the price competitiveness of our products with traditional fuels and alternative fuels, such as crude oil, shale oil, tar sands oil and synthetic fuels derived from renewables and natural gas.

Our ability to develop and market our products at a sufficient profit margin.

Our ability to develop and maintain an effective internal corporate organization.

Our ability to attract, hire and retain qualified and experienced management as well as technical and operations personnel.

Our ability to identify, develop and construct future Ultra Clean Btu Converter facilities at our projected cost and within our projected timetables.

Any delay in, or failure to, accomplish our development plans would adversely affect our ability to become profitable.

We estimate that total project costs to bring each project into commercial operation will be approximately $388 million to complete the construction of Lima Energy Gas 1, approximately $1.2 billion for full construction of Lima Energy Gas 2, and approximately $4.1 billion for full construction of the Cleantech Energy Facility. Because of the numerous uncertainties associated with the development of our projects, we are unable to predict the timing of when we will become profitable, if ever. The construction of the Lima Facility may not be completed on the schedule or within the budget that we intend, or at all. Any delay in, or failure to, achieve one or more of the foregoing could cause a project to miss its scheduled date and budget to begin Ultra Clean Synthetic Crude operations or not begin operations at all, all of which would adversely affect our ability to generate revenue and become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

The funding, construction and operation of our future Btu Converter facilities involve significant risks.

If we are unable to obtain funding sufficient for the construction of Lima Energy Gas 1 or if we are otherwise unable to construct our projects as planned or operate our projects according to certain specifications, we may not be able to produce the currently anticipated output quantity of Ultra Clean Synthetic Crude at these projects. We have limited experience constructing and operating a manufacturing facility of the type and size required to produce the desired commercial quantities of Ultra Clean Synthetic Crude, and doing so is a complex and lengthy undertaking that requires sufficient capital, sophisticated, multi-disciplinary planning and precise execution.

Our ability to produce our currently anticipated output quantity of Ultra Clean Synthetic Crude at our proposed Ultra Clean Btu Converter facility projects will depend upon a number of critical factors, including:

Obtaining sufficient funding to proceed with the design, development and construction of our proposed projects.

Completing the design, development and construction of each of our projects according to design specifications.

Integrating the various process units and major equipment components into our projects according to design specifications.

Ensuring timely attention to supplier performance and timely identification of alternative suppliers, if needed.

Ensuring timely completion of construction and start of commercial operations.

Our ability to efficiently operate the process units at our projects.

Our ability to effectively manage the commercial operation of our projects and avoid extended outages or other breakdowns or failures of equipment or processes.

The funding, construction and operation of manufacturing facilities are subject to a number of risks, any of which could prevent us from executing on our expansion strategy. In particular, the construction costs associated with our planned facilities may materially exceed budgeted amounts, which could adversely affect our results of operations and financial condition. We have undertaken site development and initial construction of the Lima Energy Gas 1, and we estimate the cost to complete construction to be approximately $388 million. This construction process for Gas 1 is expected to require approximately twenty-four to thirty months from the date of the project’s financing to be completed.  However, in any of our projects, we may suffer construction delays or cost overruns, which may be significant, as a result of a variety of factors, such as labor and material shortages, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes, labor issues and other unforeseen difficulties, any of which could delay or prevent the completion of our planned facilities. As a result, we may not be able to achieve our production capacity of Ultra Clean Synthetic Crude or complete our project portfolio as quickly as we planned. While we have already negotiated contracts with engineering, procurement and construction firms at fixed prices for the construction of Lima Energy Gas 1, we still must negotiate additional contracts with major equipment and technology suppliers, and any delays or cost overruns we encounter may result in the renegotiation of our engineering, procurement and construction contracts, which could increase our costs.

In addition, the construction and operation of our facilities may be subject to the receipt of additional approvals and permits from various regulatory agencies. Such agencies may not approve the projects or issue permits at all or in a timely manner or may impose significant additional restrictions or conditions on a production facility that could potentially prevent construction from proceeding, lengthen its expected completion schedule, increase its anticipated cost, and/or delay or prevent its commercial operation. If construction costs, or the costs of operating and maintaining our manufacturing facilities, are higher than we anticipate, we may be unable to achieve our expected investment return, which could adversely affect our business and results of operations.

We may also encounter new design and engineering or operational challenges as we seek to integrate the various components of Ultra Clean Btu Converter technology into the process. These or any other design and engineering or operational issues encountered at our proposed facilities may result in diminished production capacity, increased costs of operations or periods in which our facilities are non-operational, all of which could harm our business, financial condition and results of operations.

We intend to obtain and maintain insurance to protect against some of the risks relating to the construction of new projects. However, such insurance may not be available or adequate to cover lost revenues or increased costs if we experience construction problems, cost overruns or delays. If we are unable to address these risks in a satisfactory and timely manner, we may not be able to implement our expansion strategy as planned or at all. In addition, in the event that our products do not meet manufacturing specifications, we may have to write off and incur other charges and expenses for products that fail to meet internal or external specifications. We also may have to write off work-in-process materials and incur other charges and expenses associated with contamination should it occur.

The report of our independent registered public accounting firm contains an explanatory paragraph as to our ability to continue as a going concern.

Because we have recurring losses and negative cash flows from operating activities and have significant future commitments, substantial doubt exists regarding our ability to maintain operations at our current level for the foreseeable future.  Further, the report of BDO USA, LLP, our independent registered accounting firm, with respect to our financial statements at December 31, 2013 and December 31, 2012, contains an explanatory paragraph as to our potential inability to continue as a going concern. We plan to address these significant uncertainties by raising additional equity capital or debt through various financings in 2014.  If we are unable to continue our company as a going concern, our shares of common stock may have little or no value.

Management’s determination that a material weakness exists in our internal controls over financial reporting could have an adverse impact on us.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Annual Form 10-K/A for the fiscal year ended December 31, 2012, management reports that a material weakness exists in our internal control over financial reporting specifically related to identifying and accounting for material agreements and related party arrangements and the accounting for complex transactions that are non-routine and non-recurring. Due to this material weakness, management has concluded that as of the end of the fiscal year ended December 31, 2013 our internal controls over financial reporting were not effective.  In order to remediate the deficiency in internal controls over financial reporting, particularly with respect to these material weaknesses, management will require that all agreements into which we enter have two officer signatures, and we will develop accounting guidance memos to determine the appropriate treatment of all such transactions.  We have added a control that changed the procedure for determining the appropriate accounting treatment for such transactions. Consequently, and pending the completion of our remediation of the matter that caused the control deficiencies underlying the material weakness, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements.

If we are unable to successfully maintain effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information and our stock price and our business may be adversely impacted.

As a public company, we are required to maintain internal control over financial reporting and our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year.  Additionally, we are required to disclose in our annual reports on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting and an independent registered public accounting firm’s attestation report on this assessment.  As a public company, we are also required to maintain disclosure controls and procedures, which encompass most of our internal control over financial reporting.  Our principal executive officer and principal financial officer are required to evaluate our disclosure controls and procedures as of the end of each quarter and disclose in our annual reports on Form 10-K and our quarterly reports on Form 10-Q their conclusions regarding the effectiveness of these controls and procedures.  If we are not successful in maintaining effective internal control over financial reporting or disclosure controls and procedures, there could be inaccuracies or omissions in the information we are required to file with the SEC, including our consolidated financial information.  Additionally, even if there are no inaccuracies or omissions, we are required to publicly disclose the conclusion of our management as to whether our internal control over financial reporting or disclosure controls and procedures are effective.  Ineffective controls could cause investors to lose confidence in our reported financial information, adversely impact our stock price, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits that could be costly to resolve and distract management’s attention, or limit our ability to access the capital markets or cause our stock to be delisted from the securities exchange on which it is then listed.

The execution of our strategy requires substantial capital, and we may be unable to raise capital when needed, which could force us to delay, reduce or eliminate some, or all of our development and construction plans.

We intend to complete a financing that will provide the capital needed to complete the construction of the Lima Energy Gas 1 in 2014 and we will not be able to complete Gas 1 until we consummate such financing.  We will need to raise additional capital in the future in order to expand our ultra clean synthetic crude production capacity. Any required additional financing may not be available on terms acceptable to us, or at all. Our ability to secure financing and the cost of raising such capital are dependent on numerous factors, including general economic and capital markets conditions, credit availability from lenders, and investor confidence that are conducive to raising capital.  If we are unable to raise additional funds, obtain capital on acceptable terms, take advantage of federal and state incentive programs to secure favorable financing, we may have to delay, modify or abandon some or all of our expansion strategies.

Our ability to obtain adequate funding for our projects will depend on a variety of factors, including adequacy of equity investment, adequacy of engineering, procurement and construction agreements and related contracts, and the adequacy of off-take arrangements and market conditions for each project, all of which may affect a financing source’s decision to fund a project.  We may not be able to obtain adequate funding on terms consistent with our expectations to support our development and construction plan in a timely manner.  We do not have a credit facility to provide short-term borrowing capacity, or sufficient equity investment to support ongoing development operations.  The amount of any indebtedness that we may raise in the future may be substantial, and we may be required to secure such indebtedness with our assets and may have substantial interest expenses. If we default on any future secured indebtedness, our lenders may foreclose on the facilities securing such indebtedness. The incurrence of indebtedness could require us to meet financial and operating covenants, which could place limits on our operations and ability to raise additional capital, decrease our liquidity and increase the amount of cash flow required to service our debt. If we experience construction problems, cost overruns or delays that adversely affect our ability to generate revenues, we may not be able to fund principal or interest payments under any debt that we may incur.

In addition, it is also possible that the actual costs to complete any one of our projects may be greater than anticipated, in which case we may be forced to raise additional funds to complete the project on terms that substantially reduce the value of the project to us.  If we are unable to raise adequate funds, or to raise adequate funds on terms acceptable to us, we may have to delay, reduce or eliminate some or all of our development and construction plans, liquidate some or all of our assets, or transfer ownership of one or more of our projects to our lenders or strategic partners, which could have a material adverse effect on our offerings, revenue, results of operations and financial condition.

If we, or our project companies, are unable to meet the debt service requirements of the financing arrangements used to finance our projects, our lenders may take over ownership of our projects.

We intend to supply a significant amount of the funds necessary for certain of our projects through non-recourse debt financing specific to each project, which will be secured by the assets of such project.  As a result, we expect to be highly leveraged.  In the event that, after a debt financing, a project experiences cost overruns or a material delay in the start of commercial operations, the project may be unable to meet its debt service requirements.  In addition, once a project becomes operational, an increase in the price of feedstock or other raw materials, a decrease in prices for crude oil or natural gas and electricity, a failure of the project to achieve its specified reliability or performance standards, or the occurrence of other events that may or may not be within our control, such as natural disasters, could cause the project to be unable to meet its debt service requirements, possibly resulting in a default under a project financing agreement and ultimately the bankruptcy of that project company. Also, the applicable loan agreements covering these debt financings may contain onerous or restrictive negative covenants that limit our ability to operate in an effective or productive manner. In the event of a default that we or our project company cannot cure, the lenders would generally have rights to enforce their security interest in the assets of the relevant project and assume control over the ownership of such project.  A bankruptcy of a project company may also constitute an event of default under any future debt agreements of ours even though such project company may not be a party to such agreement.

We may be unable to repay or refinance our Third Eye Capital Notes upon maturity.

On September 24, 2012, we entered into a Note Purchase Agreement with Lima Energy Company, and Third Eye Capital Corporation, or Third Eye, as administrative agent for the holders, and each of the holders of notes from time to time party thereto. Pursuant to the Note Purchase Agreement, Lima issued its 10% senior secured note, or NPA Note, in the aggregate principal amount of $30 million to Third Eye, as administrative agent for the holders.  The note is due on August 31, 2015 and would be repaid with the proceeds of a major financing.  In addition, pursuant to a Unit Purchase Agreement, dated as of September 24, 2012, Lima received $2 million in exchange for the issuance by Lima and us of a unit composed of (i) a $5,000,000 principal amount 4% subordinated secured convertible note due August 31, 2017, or Convertible Note, issued by Lima to Strative Capital Ltd. and (ii) a warrant issued by us granting Strative Capital Ltd. the right to purchase an aggregate of 10,312,500 shares of our Common Stock at an exercise price of $0.48 per share.  We may not have sufficient cash available at the time of maturity to repay this indebtedness. The agreements contain standard default covenants that may accelerate the maturities of these notes. If we reach the end of the respective term of the notes and have not had a major financing to repay them, we may not have sufficient assets or cash flow available to support refinancing these notes at market rates or on terms that are satisfactory to us. If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition, and results of operation.

If we are unable to substantially utilize our net operating loss carryforward, our financial results will be adversely affected.

The net operating loss carryforwards for income tax purposes are approximately $14,244,000 and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of our net operating loss carryforwards may be limited if we experience a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact our ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.  Limitations imposed on our ability to utilize net operating losses, or NOLs, could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs.  Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire.  If any of these events occur, we may not derive some or all of the expected benefits from our NOLs.

Risks Related to our Business and Industry

We have no experience applying Ultra Clean Btu Converter technology to the production of Ultra Clean Synthetic Crude and, as a result, we may not be successful in producing Ultra Clean Synthetic Crude at sufficient scale and/or economically.

To date, although our management and technical team has experience in the field of gasification technologies and production of synthetic gas, we have no experience with applying the technologies required for the production of Ultra Clean Synthetic Crude. To obtain profitability, we must be able to deploy this Ultra Clean Btu Converter technology successfully to enable the production of Ultra Clean Synthetic Crude on an economical, cost-competitive basis at full commercial scale, which we may not be able to do in the near term or at all. The skills and knowledge gained by our management and technical team during periods of prior ownership of, or operations at, gasification facilities, which occurred prior to the launch of our current business strategy, may prove insufficient to successfully deploy Ultra Clean Btu Converter technology for efficient and effective production of our proposed products.  In addition, our technology may fail to perform as expected or in accordance with customer expectations, and such failure would have a material adverse effect on our business, financial condition and results of operations.

We are a development stage company that has been in existence since only 2009, and we do not currently own or operate an Ultra Clean Btu Converter facility.  We have a limited operating history upon which to evaluate our business.  As a result, any assessment of our current business and predictions about our future success or viability may not be as accurate as they might have been if we had a longer operating history.  Our recent operating history and expertise is limited to operation of the Wabash gasification facility in West Terre Haute, Indiana, in which we currently have no ownership interest, by members of our management and technical team, from 1999 through January 2005 and the joint management and operation of that facility from February 2005 to September 2008 with Wabash Valley Power Association, in each case while these members of our current management and technical staff were employed by Global Energy, Inc.  As a consequence, our prospects must be considered in light of the uncertainties and risks associated with a limited operating history.

In order to manufacture Ultra Clean Synthetic Crude, several process components must be fully and successfully integrated, or linked, together. Ultra Clean Btu Converter facilities do exist in the world today that successfully and economically produce Ultra Clean Synthetic Crude and other liquid energy products.  However we do not know of any facilities that utilize an identical line-up of technologies as we anticipate for our facilities.  Particularly, no facilities exist that include the E-Gas™ gasification technology for the production of Ultra Clean Synthetic Crude.  We may not be able to successfully integrate the various technologies into one successful Ultra Clean Btu Converter Facility capable of producing the hoped for production quality of the product while achieving the required product specifications.

Our Ultra Clean Synthetic Crude product may not perform as expected or be accepted by customers, and demand for our products may develop slowly, if at all.

We intend to sell our Ultra Clean Synthetic Crude product to a variety of customers in the energy markets as a replacement to the traditional crude oil currently used by those customers. However, the crude oil currently being used by these customers has been used for many years and customers may not be willing to add, or may be skeptical of adding, a new product to their supply chain. We expect our new customers to conduct tests of our product and/or to initially use our product for a limited percentage of their operations in order to confirm for themselves the product’s efficacy and performance. These trials may result in a slower commercial launch process than expected, and our products may not perform as expected or be as effective as traditional crude oil, or will meet our or their expectations.

We may not be able to meet any applicable product specification requirements of our customers or our products may not be accepted by our target customers.

Our potential customers likely will have well-developed manufacturing processes for the products they use or pre-existing arrangements with suppliers for the fuel components they need. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers during which time they would test and certify the products for use in their processes. Meeting these suitability standards could be a time-consuming and expensive process and we may need to invest substantial time and resources into such qualification efforts without ultimately securing approval by our customers. If we are unable to convince our potential customers that our products are equivalents of, or comparable to, the fuels that they currently use or that using our products is otherwise beneficial to them, we will not be successful in expanding our market and our business will be adversely affected.

In addition, agreements for the sale and purchase of our products would customarily subject us to the satisfaction of certain technical, commercial and production requirements. If we cannot satisfy these contractual requirements, demand for our products and our reputation may be adversely affected.

We compete with other suppliers in each of our anticipated product areas and our revenue could decline if we are unable to compete successfully.

We expect to compete with all traditional suppliers of crude oil.  Our ability to compete with established energy suppliers, particularly crude oil suppliers, depends on, among other factors, providing competitively priced Ultra Clean Synthetic Crude in reliable quantities.  Some of our competitors, particularly crude oil suppliers, may be larger and better capitalized than us and, as such, may have significant advantages over us.

We may not be able to sell the products generated at our facilities at favorable prices, or at all, if market acceptance of Ultra Clean Btu Converter technologies and processes does not continue to increase or the price of crude oil decreases.

The prices we expect to receive for the products we intend to generate from our Ultra Clean Btu Converter facilities will depend upon the demand for them.  We believe that a significant increase in the demand for and price level of crude oil, national security concerns associated with foreign oil imports, increased environmental regulations and public concern about climate change have led to increasing demand.  However, the acceptance and adoption of Ultra Clean Btu Converter technologies and the related demand for Ultra Clean Synthetic Crude may not increase or the pricing of these products in the future may fall below levels that enable us to achieve profitability.

Demand for our products may be reduced by technological innovations in our industry that allow potential competitors to produce direct or indirect alternatives at a lower cost.

The development of sufficient customer demand for Ultra Clean Synthetic Crude, synthetic gas, and our other products will be affected by the cost competitiveness of our products, and the emergence of more competitive products. The market for synthetic fuels will require most potential customers to switch from their existing petroleum-based chemical or other traditional suppliers. In addition, there has been intense growth and interest in synthetic fuels of all types, and these industries are subject to rapid technological change and product innovation. It is possible that those advances could make our products less efficient or obsolete. These advances could also allow our competitors to produce synthetic fuels or other competing products at a lower cost than ours. We cannot predict when new technologies may become available, the rate of acceptance of new technologies by our competitors or the costs associated with such new technologies.

Technological breakthroughs in our industry or innovations in alternative sources of synthetic fuels could reduce demand for our products. Our technologies and products may be rendered uneconomical by technological advances, more efficient and cost-effective fuel sources or entirely different approaches developed by one or more of our competitors.  In particular, the rise in production of unconventional crude oil or gas (via onshore shale production resulting from technological advancements in horizontal drilling and fracturing) in North America and development in transport of these products around the world could contribute to an over-supplied energy market. Prolonged increases in the worldwide supply of crude oil or natural gas, whether from conventional or unconventional sources, would likely weigh on overall energy prices. A prolonged period of low crude oil or natural gas prices would likely have a negative impact on our development plans and on the price and demand for the products we plan to produce.

If we are unable to adopt or incorporate technological advances or adapt our products to be competitive with new technologies, our costs could be significantly higher than those of our competitors, which could make our Ultra Clean Btu Converter facilities and technology less competitive or uncompetitive.

We expect to undergo a period of growth related to the operation of Lima Facility and our failure to manage this growth could harm our business.

We expect to undergo a period of growth.  This anticipated growth, as well as any other growth that we may experience in the future, will provide challenges to our organization and may strain our management, technical and field personnel and operations, especially since our development and construction plan involves simultaneous activity on multiple projects.  We may misjudge the amount of time or resources that will be required to manage effectively any anticipated or unanticipated growth or activity in our business.  Our ability to manage growth and to execute our development and construction plan will depend in large part on our ability to continue to enhance our operating, financial and management information systems.  If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth or changes to our development and construction plan, our business resources may become strained, and we may fail to stay within our project budgets or fail to achieve our target commercial operation dates for one or more of our projects.

Ultra Clean Btu Converter projects are technically complex, the design and implementation of which may cause delays or increased costs in connection with their completion and delivery.

Our projects use specialized equipment that must conform to particular design specifications, which may cause delays or increased costs in connection with their completion and delivery. Our projects are being designed to meet specified engineering and performance standards and they involve specialized gasification equipment, feedstock preparation units, gasification and gas clean up units, air separation units, and environmental systems and control equipment, as well as various custom design elements.  The manufacturing of this specialized gasification equipment and the construction of facilities in accordance with established design specifications involves substantial engineering expertise coupled with the use of highly specialized, gasification technology, which may vary from project to project. Such design specifications may be mandated by our commercial customers or other third parties with which we do business and do not control. We have not completed the design and engineering work for any of our anticipated Btu converter projects, which means we may encounter unexpected engineering, construction or technical difficulties and delays during the construction process as a result of required design modifications.  In addition, this equipment or engineering expertise may become more costly in the future.  Factors such as design and engineering errors and construction performance falling below expected levels of output or efficiency could cause us to experience delays in completing the construction or commencing the commercial operations of our projects on time or on budget.

Fluctuations in crude oil and other energy commodity prices, our ability to enter into off-take agreements at acceptable prices, or a lack of acceptance of our Ultra Clean Btu Conversion projects could adversely affect our Business plan and ability to become profitable.

We are vulnerable to the price fluctuations of certain raw materials and utilities.  Our results of operations will be affected by our ability to negotiate energy contracts in a marketplace generally controlled by wholesale prices of energy products and commodities, such as crude oil, natural gas, electricity, coal, renewables, and petcoke.  Some of these markets are often volatile, and may experience significant price fluctuations.  Current prices for such commodities may not be indicative of prices that will be in effect when we expect to commence operations.  Wholesale energy market prices may fluctuate to such extremes that our products may fail to remain price competitive relative to such energy products.  Difficulties or failure to negotiate acceptable contracts could delay our projects or cause us to alter our production or project development plans, which could lead to additional incurred costs.

We believe that a significant increase in the demand for and price level of various energy products, as well as increased national security concerns associated with foreign oil reserves, enactment of increasingly stringent environmental regulations, and increased public support surrounding climate change may lead to increasing demand for “clean” energy products.  However, the acceptance, if any, by customers of our Ultra Clean Btu Converter projects and the related demand for our Ultra Clean Synthetic Crude product may not grow, and the pricing of these products in the future may not achieve levels that allow us to achieve or maintain profitability.

Adverse conditions in the global economy may significantly harm our results of operations and ability to generate revenue and become profitable.

Continuing concerns over United States geopolitical issues, the availability and cost of credit, and government stimulus programs in the United States and other countries have contributed to volatility for the global economy.  If the economic climate does not improve, our business, including the addressable market for our products that we may successfully develop, could be adversely affected, resulting in a negative impact on our business, financial condition, and results of operations.  Additionally, the instability has resulted in diminished liquidity and credit availability in the market, which could impair our ability and the ability of our potential customers, including local municipalities that may face ongoing budget crises, and potential customers to access capital if required or adversely affect our operations.  In the event of further economic slowdown, investment in research and development may also experience a corresponding slowdown.

Our dependence on third-party service providers and suppliers may cause delays in the development and construction of our projects.

In certain instances we will rely entirely on third parties to supply us with equipment, components and construction and engineering services necessary for the development and construction of our projects.  As of the date of this prospectus, we have entered into limited contractual arrangements with service providers and suppliers for the development and construction of our projects. As a result, we do not yet have in place all of the contractual arrangements with service providers or equipment and component suppliers that will be needed to complete the development of our projects. Any difficulty obtaining agreements, or a failure to enter into such agreements, with third-party service providers and equipment and component suppliers on terms favorable or acceptable to us may impact our results.  Once services or supply agreements are obtained, we cannot be sure that our third-party service providers and equipment and component suppliers will provide their services or deliver their equipment or components in a timely manner.

We may be subject to additional construction risk as a result of GEC acting as the main EPC contractor for our Lima Energy Project.

For the construction of our Lima Facility, we have entered into an EPC contract with GEC, a related party, to provide main EPC contractor services.  GEC is responsible for building and testing the facility and training the operators.  GEC in turn has entered into a Design Build EPC agreement with Kokosing Construction Company, (“Kokosing”) where Kokosing will provide general contractor services, and will provide day-to-day execution and implementation, certain construction services and hire additional, separate subcontractors with respect to the Lima Facility.  The Lima Facility is the first Ultra Clean Btu Converter project undertaken by Kokosing, and GEC lacks specific Ultra Clean Btu Converter construction experience.  The construction and construction management of our Lima Facility will be the first constructed by these entities together. If GEC or Kokosing fails to perform under its contract for any reason, we may be forced to attempt to engage a substitute contractor, if possible, which could result in a significant delay in our construction schedule as well as an increase in construction costs.

Until we have entered into a fixed price EPC contract for a particular project, in which the EPC contractor agrees to meet our planned schedule and projected total costs for a project, we are subject to potential fluctuations in construction costs and other related project costs.  Even after we have entered into a fixed price EPC contract with respect to a particular project, we may later conclude that the project schedule and budget for that project contained incorrect assumptions and previously unknown execution risks that may cause changes to originally planned schedules and, in certain cases, may alter the originally agreed-upon costs for such project. While we intend to manage these risks by entering into carefully negotiated EPC contracts with appropriate assumptions to the extent possible, our financial results will depend on our ability to implement our development and construction plan on time and on budget.

We may not be able to obtain feedstock or other inputs at acceptable prices, which could increase operating costs significantly and harm our profitability.

We are vulnerable to the supply availability and price fluctuations of certain raw materials, including feedstock, and utilities such as electricity.  We plan to reduce this risk by owning or controlling the feedstock supply and self-generating power.  However, in many cases, we may not have supply agreements in place, which may result in supply problems in the future.  Moreover, economic and market conditions could negatively impact our feedstock prices.  Our ability to operate our facilities is dependent upon the availability of feedstock at reasonable prices and the success of our plans to acquire solid hydrocarbons such as coal, renewables and petcoke, as feed sources for our projects. We own feedstock assets consisting of 50 million net tons of coal in Indiana, equivalent to 200 million BOE, and have the right to an additional energy asset, comprised of approximately 1.02 billion BOE of solid hydrocarbons located in Wyoming. We may not be able to purchase additional feedstock on terms that are favorable to us or at all. In addition, we plan to purchase electricity and natural gas during the initial plant start-up periods.  Such electricity and natural gas would be purchased at market prices, which may be high. During periods of rising prices for such inputs, we may incur significant increases in our operating costs while not being able to increase our selling prices in a timely manner due to the fixed price nature of our existing off-take agreements.  In addition, as a result of increased demand during such periods, our suppliers may be unable to supply us with our requirements or may otherwise fail to deliver products to us in the quantities required and at acceptable prices.

If we are unable to make the $70 million activation payment under the BOE Energy Purchase & Sale Agreement with Interfuel E&P Ltd. on a timely basis, this fuel asset may not be available to us, and we may have to find alternative sources of feedstock or eliminate this project from our development and construction plan.

On June 18, 2010, Cleantech Energy Company, our wholly-owned subsidiary, entered into a BOE Purchase and Sale Agreement, or Energy Contract, with Interfuel E&P Ltd, which gave us rights to 1.02 billion BOE of solid hydrocarbon energy in Wyoming, contingent on a $70 million activation payment. This contract is based on 402 million net tons (711 million gross tons) of Powder River Basin (PRB) coal. This Wyoming BOE Energy Asset is intended for use as the feedstock for our planned Cleantech Energy Project and represents an estimated 25-year feedstock supply.  Additionally, the Cleantech Energy Project is being designed to be located at the site of, or adjacent to, the solid hydrocarbon Wyoming BOE Energy Asset. The Energy Contract is available according to its terms and subject to availability at the time the activation payment of $70 million is made by us.. If we are unable to make the $70 million payment while the asset is still available, then we may have to locate a sufficient, alternative source of feedstock, the usage of which may result in additional transportation or construction costs.  If we are not able to locate such an alternative source of feedstock, we may be required to redesign, relocate, delay, or elect not to proceed on the development of this project. We may not be able to make this payment on a timely basis. Additionally, if and when we are ready to make the payment, the asset may not be available to us at that time, which may force us to abandon construction plans for this project.

Loss of key personnel or our inability to attract and retain additional key personnel could harm our ability to meet our business objectives.

Our business involves complex operations spanning a variety of disciplines that demands a management team and employee workforce that is knowledgeable in the many areas necessary for our operations. While we have been successful in attracting experienced, skilled professionals to our company, the loss of any key member of our management team or the failure to attract and retain additional high quality employees, could slow our deployment of Ultra Clean Btu Converters and executing our business plans. We may not be able to attract or retain qualified employees due to the intense competition for qualified personnel among energy technology-based businesses and the scarcity of personnel with the qualifications or experience necessary for our business. Hiring, training and successfully integrating qualified personnel into our operation may be a lengthy and expensive process. The market for qualified personnel is very competitive because of the limited number of people available with the necessary technical skills and understanding of our technology and markets. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to satisfy customer demands for our products.

Terrorist attacks or sabotage, natural or man-made disasters, catastrophic accidents, political, social, or economic instability, equipment failure, breakdowns or other similar events could delay our development and construction schedule and reduce the availability of the products of our Ultra Clean Btu Converter facilities after operations commence.

Our projects are exposed to the risks inherent in the construction and operation of major energy facilities or refining operations.  Our Ultra Clean Btu Converter facilities may be damaged by, or experience outages as a result of, acts of terrorism or sabotage, natural or man-made disasters, catastrophic accidents, political, social, or economic instability, equipment failure, breakdowns or other events beyond our control.  Although our Ultra Clean Btu Converter facilities are closed systems, we are exposed to environmental risks do to possible release of materials controlled by environmental regulations.  Any such incidents could result in severe business disruptions, including a delay in our development and construction schedule, a reduction in the availability of our products, the termination of our off take agreements in certain circumstances, such as if we do not achieve commercial operation by an agreed date, and significant decreases in revenues or significant additional costs to us.  Given the nature and location of our Ultra Clean Btu Converter facilities, any such incidents also could cause fires, leaks, explosions, spills or other significant damage to natural resources or property belonging to third parties, or personal injuries, which could lead to significant claims against us.  We expect to maintain insurance consistent with industry standards to protect against these risks, on commercially reasonable terms.  We have not yet, however, obtained the insurance we expect will be necessary for each of our projects, and such insurance coverage may not be available in the future on commercially reasonable terms, at commercially reasonable rates or at all.  In addition, insurance coverage may be insufficient or may become unavailable for certain of these risks and, even if available, the insurance proceeds received for any loss of or damage to any of our facilities, or for any loss of or damage to natural resources or property or personal injuries caused by our operations, may be insufficient to cover our losses or liabilities without materially adversely affecting our business, financial condition and results of operations.

The outcome of litigation and legal proceedings, the application of and changes in accounting standards or guidance, tax laws, rates or policies, may adversely affect our business, financial condition and results of operations.

In the normal course of business, we may from time to time be and have in the past been named as a party in certain claims or lawsuits.  We may also be the subject of investigative or enforcement proceedings conducted by administrative or regulatory agencies.  In accordance with applicable accounting standards, we make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  If we incur losses in connection with litigation or other legal, administrative or regulatory proceedings that materially exceeded the provision we made for liabilities, our business, financial condition and results of operations could be materially adversely affected.

Also, the development, production and sale of our products involve an inherent risk of product liability claims and associated adverse publicity. Our products may contain undetected defects or impurities that are not discovered until after the products have been used by customers and incorporated into products for end-users. This could result in claims from our customers or others, which could damage our business and reputation and entail significant costs to correct. We may also be sued for defects resulting from errors of our commercial partners or unrelated third parties, but any product liability claim brought against us, regardless of its merit, could result in material expense, divert management’s attention and harm our business and reputation. Insurance coverage is expensive, may be difficult to obtain or not available on acceptable terms and may not adequately cover potential claims or losses. If claims or losses exceed our liability insurance coverage, we may go out of business. In addition, insurance coverage may become more expensive, which would harm our results of operations.

In addition, there is a risk that changes in accounting or tax rules, standards, guidance, policies or interpretations, or that changes in management’s estimates and assumptions underlying reported amounts of revenues, expenses, assets and liabilities, may result in write-offs, impairments or other charges that could have a material adverse effect on our business, financial condition and results of operations.

Regulatory Risks

We may be unable to obtain, modify, or maintain the regulatory permits, approvals and consents required to construct and operate our projects.

In order to construct and operate our projects, we must obtain and modify numerous environmental and other regulatory permits and certifications from federal, state and local agencies and authorities, including air permits and wastewater discharge permits.  A number of these permits and certifications must be obtained prior to the start of construction of a project, while other permits are required to be obtained at or prior to the time of first commercial operation, and still other permits must be obtained within prescribed time frames following commencement of initial operations.  Any failure to obtain or modify the necessary environmental permits and certifications on a timely basis could delay the construction or commercial operation of our projects.  In addition, once a permit or certification has been issued for a project, we must take steps to comply with each permit’s conditions, which can include conditions as to timely commencement and completion of the project; otherwise, the permit could be subject to revocation or suspension, or we could be exposed to potentially significant penalties or other consequences.  We also may need to modify existing permits to reflect changes in design or in project requirements, which could trigger a legal or regulatory review under a standard that may be more stringent than when the permits were originally granted.

We also may not always be able to obtain any required modifications to existing regulatory approvals, and we may not always be able to maintain all required regulatory approvals. Obtaining necessary approvals and permits could be a time-consuming and expensive process, and we may not be able to obtain them on a timely basis or at all. In the event that we ultimately fail to obtain or modify all necessary permits, we may be forced to delay operations of the facility and the receipt of related revenues or abandon the project altogether and lose the benefit of any development costs already incurred, which would have an adverse effect on our results of operations. In addition, governmental regulatory requirements may substantially increase our construction costs, which could have a material adverse effect on our business, results of operations and financial condition. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain and comply with any required regulatory approvals, the operation of our facilities or the sale of our Ultra Clean Synthetic Crude or other products could be delayed. In addition, we may be required to make capital expenditures on an ongoing basis to comply with increasingly stringent federal, state, provincial and local environmental, health and safety laws, regulations and permits.

We may not be able to implement an effective system for the management of carbon dioxide, a significant byproduct of our proposed facilities, which may become regulated in the United States in the near future.

One component of our business strategy is to sell all of the CO2 we capture at our facilities to companies with expertise in enhanced oil recovery and other CO2 utilization technologies.  We expect that the implementation of our CO2 management strategy will occur in conjunction with the Lima Facility and future projects we may have in development. Any management strategy, which may be mandated by applicable government regulations or statutes, may require us to incur implementation expenditures greater than currently anticipated.  Until an effective CO2 management plan has been fully implemented at each of our planned facilities, the CO2 emissions at our facility may become subject to significant restrictions as part of any federal or state program to control global warming.

Existing and future United States governmental legislation, regulation and energy policies could impair our operations.

Generally, we intend that our facilities will deliver top environmental performance.  However, United States laws and regulations such as the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act, and the Clean Water Act, and analogous state laws have regularly imposed increasingly strict requirements for water and air pollution control and strict financial responsibility and remedial response obligations.  For example, the United States Environmental Protection Agency, or the USEPA, recently adopted a more stringent National Ambient Air Quality Standard for ozone that is expected to cause the area in which our Lima Facility is located to be designated as being in nonattainment in future years as the new standard is implemented.  A nonattainment designation would require OEPA to develop a plan for additional emission reductions from facilities in the area, potentially including the Lima Facility, to meet the new requirements.

Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present or future laws could result in the imposition of fines, regulatory oversight costs, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations, and our liability may exceed our total assets. Environmental laws could become more stringent over time, requiring us to change our operations, or imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business.  The costs of complying with environmental, health and safety laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on our financial condition or operating results.

We are subject to environmental laws and potential exposure to environmental liabilities.

Because of the nature of our manufacturing facilities and the production of our products, we are subject to various federal, state and local environmental laws and regulations that govern our operations, including the import, handling and disposal of non-hazardous and hazardous wastes, and emissions and discharges into the environment. Failure to comply with these laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating the release or spill of hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, and such owner or operator may incur liability to third parties impacted by such contamination. The presence of, or failure to remediate properly the release or spill of, these substances could adversely affect the value of, and our ability to transfer or encumber, our real property.

Risks Related to Intellectual Property

Claims that current or future technologies used in our projects infringe or misappropriate the proprietary rights of others could adversely affect our ability to utilize those technologies and cause us to incur additional costs.

Although we are currently unaware of any claims or threatened claims, our ability to manufacture our products, could be subject to third-party infringement claims if third parties challenge our use of a particular technology, including the E-Gas™ technology referred to above.  Numerous U.S. and foreign patents and pending patent applications owned by third parties exist in fields that relate to our proposed technologies, processes and products and our underlying methodologies and discoveries. In addition, many companies actively police and enforce their intellectual property rights, including their patent rights, to gain a competitive advantage. Third parties may allege that our existing or proposed technologies, processes and products or our methods infringe their intellectual property rights. It is possible that the number and frequency of law suits alleging infringement of intellectual property rights may increase as the number of products and competitors in our market increases. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a greater risk of being the subject of intellectual property infringement claims. We cannot be certain that the conduct of our business does not and will not infringe intellectual property or other proprietary rights of others. Any litigation, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources.  In addition, litigation in which we are accused of infringement may cause negative publicity, adversely impact prospective off-take customers, require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms or at all.

If we are unable to protect the confidentiality of sensitive information and know-how, or our rights in any other intellectual property assets, our ability to develop, complete and operate our projects could be materially adversely affected.

We believe that the most important element of our intellectual property comes from the knowledge base of our management and employees, which consists of expertise, art and trade secrets obtained through many years of our management and technical team’s gasification facility operational experience, as well as experience in related fields.  As a result, we consider our trade secrets, operational experience, processes and know-how to be one of our principal competitive strengths. We currently have no patents or patent applications on file. We will seek to limit disclosure of these trade secrets, operational experience, processes and know-how by requiring employees, consultants and any third parties with access to such information to execute confidentiality agreements and by restricting access to such information.  We cannot be certain, however, that all of our existing or future employees that execute such agreements will honor them and, if they choose to do so, these agreements may be breached, and we may not have adequate remedies for any such breach.  Furthermore, trade secrets may otherwise become known or be independently developed by third parties.  To the extent that our employees, consultants or third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.  Such disputes could result in our having to enter into licensing arrangements that may require the payment of a license fee or royalties to the owner of the intellectual property.  Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all. In addition, our success in effectively protecting the confidentiality of our sensitive information and know-how will depend in large part upon our ability to retain our current senior management.  The loss of the services of certain members of our senior management team could cause significant harm to our competitive position and technical capabilities, prevent or delay the development, construction and operation of our projects, and negatively reflect upon our reputation. Our overall strategy for protecting our intellectual property and confidential information may not be effective for various reasons, including the following:

•
We may not be able to protect some of our technologies, and even if we receive patent or similar protection, the scope of our intellectual property rights may offer insufficient protection against lawful competition or unauthorized use;

•	In the absence of patent protection, competitors who independently develop substantially equivalent technology may harm our business;

•
Our products and processes may rely on the technology of others and, therefore, may require us to obtain intellectual property licenses, if available, from third parties in order for us to manufacture or commercialize our products or practice our processes;

•	Our confidentiality agreements may not effectively prevent disclosure or use of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure or use;

•	The costs associated with enforcing confidentiality and invention assignment agreements or other intellectual property rights or patents may make aggressive enforcement prohibitive;

•	We may not be aware of infringement or misappropriation of our intellectual property rights, or we may elect not to seek to prevent them;

•	Our efforts to safeguard our trade secrets may be insufficient to prohibit the disclosure of our confidential information;

•	Even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights;

•
If we seek to enforce our rights, we may be subject to claims that our intellectual property rights are invalid, anti-competitive, otherwise unenforceable, or are already licensed to the party against whom we are asserting the claim; and

•
Other persons may independently develop proprietary technology, information and processes that are functionally equivalent or superior to our proprietary intellectual property and processes but do not infringe or conflict with our patented or unpatented proprietary rights, or may use their own proprietary intellectual property rights to block us from taking full advantage of the market.

Cybersecurity Risks and Cybersecurity Incidents may adversely impact our business.

The production of Ultra Clean Synthetic Crude and our other products is dependent on computer systems to process transactions, maintain and protect information, and manage our businesses.  Disruption in the availability of our computer systems could impact our ability to service our customers and may adversely affect the results of operations and our sales.  In order to mitigate the risk and prevent such accidental or deliberate incidents, our company plans to put in place adequate cybersecurity protection measures.

Cybersecurity incidents, which may potentially remain undetected for an extended period of time, could cause our company to experience the unintentional loss of private and sensitive data, the corruption of important files, or even the disruption of operations.  In the wake of a cyber incident, the company may be confronted by diminished cash flows, costs for increased cyber security protection measures, lost revenues, litigation costs, and reputational damage with our suppliers and customers.  Cybersecurity breaches may also impact our accounting measures, including customers incentives given to reduce the impact of a cybersecurity incident, and the loss from asserted and un-asserted claims, including those related to warranties, breach of contract, product recall and replacement, and indemnification of counterparty losses from their remediation efforts.

Additionally, cybersecurity risk or cyber incident might affect our ability to record, process, summarize, and report any information required in any of its required corporate filings.

We anticipate that we will maintain insurance consistent with industry standards to protect against cybersecurity risks and incidents (subject to availability on commercially reasonable terms).  We have not yet, however, obtained the insurance we expect will be necessary, and there can be no assurance that such insurance coverage will be available in the future on commercially reasonable terms or at commercially reasonable rates.  In addition, insurance coverage may be insufficient or may become unavailable for certain of these cybersecurity risks or incidents and, even if available, the insurance proceeds received for any loss of or damage may be insufficient to cover our losses or liabilities without materially adversely affecting our business, financial condition and results of operations.

Risks Related to our Common Stock

We have engaged in transactions with companies in which H. H.  Graves, our Chairman, and his affiliates have an interest.

We have engaged in a variety of transactions with companies in which Mr. Graves and affiliates of Mr. Graves, including GEI, have an interest. Among these transactions are our purchase of Lima Energy Company from GEI, the BOE Purchase and Sale Agreement, or Energy Contract, with Interfuel E&P Ltd.,  in which Mr. Graves has a 17% ownership interest, and the EPC and Operations and Maintenance Agreements between Lima Energy Company and GEC.  We believe that each of these transactions was on terms no less favorable to us than terms we could have obtained from unaffiliated third parties.  However, a conflict may arise between our interests and those of Mr. Graves and his affiliates. It is our intention to ensure that all future transactions, if any, between us and our officers, directors, principal stockholders and their affiliates, are approved by the audit committee or a majority of the independent and disinterested members of the board of directors in accordance with our written related person transaction policy, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

H. H. Graves and his affiliates control approximately 40 percent of our common stock and are able to control or significantly influence corporate actions, which may result in Mr. Graves taking actions contrary to the desires of our other stockholders.

We have historically been controlled, managed and at times funded by Mr. Graves, our Chairman, and his affiliates. As of December 31, 2013, Mr. Graves and his affiliates beneficially own approximately 40 percent of our common stock. Mr. Graves is able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Mr. Graves may not always coincide with the interests of other stockholders, and he may take actions that advance his personal interests and are contrary to the desires of our other stockholders. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may affect the market price of our common stock.  This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investor perception that conflicts of interest may exist or arise.

Our common stock has not been widely traded and the price of our common stock may fluctuate substantially.

To date, there has been a limited public market for shares of our common stock, with limited trading relating to the approximately 3,600,000 electronic share float, and approximately 45,000,000 in total public float, excluding company affiliates.  An active public trading market may not develop or, if developed, may not be sustained.  The current market price of our common stock and any possible subsequent listing on a major national securities exchange, if and when we are successful in doing so, will be affected by a number of factors, including those discussed above.

Future sales of our common stock by existing stockholders could cause our stock price to decline.

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. We cannot predict the effect, if any, the future public sales of these securities or the availability of these securities for sale will have on the market price of our securities.  The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock.  As of the date of this annual report, there are 81,048,806 shares of common stock outstanding, of which approximately 45,000,000 shares are freely tradable currently.  The balance of our shares is held by affiliates and contains certain resale restrictions.  A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Our financial results could vary significantly from quarter to quarter and are difficult to predict.

Our quarterly operating results may fluctuate significantly in the future. As a result of these fluctuations, we may fail to meet or exceed the expectations of research analysts covering the Company or of investors, which could cause the market price of our securities to decline. Future quarterly fluctuations, some of which are beyond our control, may result from a number of factors, including but not limited to:

•	The timing and cost associated with the completion of our planned Ultra Clean Btu Converter facilities;

•	The level and timing of expenses for engineering, procurement and construction activities, and sales, general and administrative expenses;

•	Failures to complete construction or development projects, or regulatory delays or restrictions regarding these projects;

•	Delays or greater than anticipated expenses associated with the construction of our projects;

•	Varying commercial success with our Ultra Clean Synthetic Crude product and success in identifying and sourcing new product opportunities;

•	The development of new competitive projects by others and competitive pricing pressures

•	Fluctuations in the prices or availability of the feedstocks required to produce Ultra Clean Synthetic Crude or other synthetic gas-derived products using our processes or those of our competitors;

•	Changes in demand for our products, including any seasonal variations in demand;

•	Changes in product costs due to the achievement of certain milestones under EPC agreements;

•	Changes in the amount that we invest to develop, acquire or license new technologies and processes;

•	Business interruptions, including disruptions in the production process at any of our facilities or in our ability to acquire feedstocks required to produce such products;

•	Departures of executives or other key management employees;

•	Foreign exchange fluctuations;

•	Changes in general economic, industry and market conditions, particularly in the energy product markets, both domestically and overseas; and

•	Changes in governmental, accounting and tax rules and regulations, environmental, health and safety requirements, and other rules and regulations.

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

Our charter documents may discourage or prevent a change of control, even if a sale or merger of the Company would be beneficial to our stockholders, which could adversely affect our stock price and prevent attempts by our stockholders to replace or remove our current management.

Our Bylaws, Certificate of Incorporation and Delaware law may contain provisions that could delay, discourage, or prevent a change of control of our Company or changes in our Board of Directors that our stockholders might consider favorable and limit the price that certain investors might be willing to pay in the future for our securities.  Among other things, these provisions:

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

Item 1B.        Unresolved Staff Comments

None

Item 2.           Properties

We own coal properties in Indiana, which we call our Indiana BOE Energy Asset, which consist of approximately 200 million barrels of oil equivalent, or approximately 50 million net tons of Illinois Basin coal located on 2,875 acres in Vigo County Indiana, which we acquired in September 2012.

We own approximately 63 acres of land in Lima, Ohio, which we acquired in October 2012 and upon which we are constructing our Lima Energy UCSC Production Facility.

The Company currently rents office space at its headquarters at 1717 Pennsylvania Ave., NW, Suite 1025, Washington, D.C. 20006 as well as at its Cincinnati office at 312 Walnut Street, Suite 1600, Cincinnati, Ohio 45202.

Item 3.           Legal Proceedings

From time to time the Company may become a party to legal action and other proceedings in the ordinary course of business.

We were named as a defendant in a complaint filed by Dorsey & Whitney LLP (“Dorsey”) relating to a GEI matter regarding potential fees from more than five years ago.  It is our belief that we should not be a party to this matter and, accordingly, have sought dismissal from the case.  However, on December 17, 2013 the Hennepin County District Court, 4th Judicial District, granted Plaintiff’s Motion for Summary Judgment in the amount of $2.9 million plus interest and costs.  The Court denied the Defendants Motion for Judgment on the Pleadings, which would have dismissed us from the case.  While GEI has consistently represented, and continues to represent, that it will be fully responsible for the matter and fully indemnifies us from any liability regarding this matter, we have established an accrual of $3 million as of December 31, 2013.

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

Period	Sales price per share
	High	Low

Fiscal 2013
Fourth Quarter	$2.25	$0.70
Third Quarter	$1.55	$0.45
Second Quarter	$5.00	$0.22
First Quarter	$0.89	$0.13

Fiscal 2012
Fourth Quarter	$0.89	$0.15
Third Quarter	$1.00	$0.05
Second Quarter	$0.45	$0.08
First Quarter	$0.50	$0.10

Holders

The closing price of our common stock as quoted on the OTCQB on December 31, 2013 was $1.75 per share.  As of February 17, 2014, there were 207 record holders of our common stock.

Dividends

We have never paid a cash dividend on our common stock and anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, we do not anticipate the payment of cash dividends.

Issuer Purchases of Equity Securities

During the year ended December 31, 2013, we did not purchase any of our own equity securities.

Recent Sales of Unregistered Securities

Sales of unregistered securities during the past year are disclosed below.

On October 23, 2013, we issued 100,000 shares of our common stock for consideration of $1,000,000.

Securities Authorized for Issuance under Equity Compensation Plans
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	50,000	$1.62	3,950,000
Equity compensation plans not approved by security holders
Total	50,000		3,950,000

Item 6. Selected Financial Data

This information has been omitted based on our status as a smaller reporting company.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.  We are a development stage company and have had no revenues for the years ended December 31, 2013 and 2012.  We anticipate that we may not receive any significant revenues from operations until we begin to receive revenues from operations at our Lima Facility, which we estimate will be at a minimum approximately twenty-four to thirty months from funding.

Certain information included in this report contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission, or SEC, (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and are current only as of the date made.

As used in this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “the Company” and “USASF” mean USA Synthetic Fuel Corporation, a Delaware corporation and its consolidated subsidiaries, unless the context indicates otherwise.

Overview

We are a development stage environmental energy company focused on the development of low-cost clean energy solutions from the deployment and operation of commercial Ultra Clean Btu Converter facilities which we define as facilities utilizing a series of commercially proven and available processes to cost-effectively convert lower value solid hydrocarbons such as coal, renewables or petcoke into higher value, ultra clean energy products. Our Ultra Clean Btu Converter technology we plan to use will consist of commercially proven and technologically established gasification processes, gas purification processes and catalytic manufacturing processes to convert these solid hydrocarbon feed sources into higher value, environmentally cleaner UCSC for sale in transportation fuel markets.

We believe that efficient and economical conversion of solid hydrocarbons using our Ultra Clean Btu Converter process can produce low cost, clean energy products at a lower cost than traditional methods.  As of December 31, 2013, the spot price of a barrel of West Texas Intermediate crude was $98.17, and the spot price of a barrel of oil equivalent, or BOE, of natural gas was $24.99.  We believe we can manufacture UCSC at a lower cost than traditional fuel products, and this cost advantage does not depend on government subsidies or tariffs.

The major activities in 2013 focused on financing and securing long term offtake customers related to the build out of its commercial Ultra Clean Btu Converter facilities.  The Company signed a 10-year offtake agreement with Husky Energy to supply its Lima Refinery with Ultra Clean Synthetic Crude (UCSC).  The contract is for production volume up to 80 million barrels which covers all of the output from Lima Energy Gas 1 and Gas 2 facilities.  The current focus for Lima Energy Company has been site development work, preparing for the completion of construction.  The Company has structured a rated bond transaction with a leading investment bank which we anticipate to be completed in 2014.  Proceeds from the financing will be used to complete construction of Gas 1, to repay debt, and for working capital.

Manufacturing Plan

In order to introduce our high value, low cost UCSC product to market and support our business strategy, we plan to acquire or construct commercial-scale Ultra Clean Btu Converter facilities.  We plan to fund our business strategy with proceeds from equity, debt, bonds, and internal cash flows.  We intend to outsource the EPC and operations and maintenance of all of our Ultra Clean Btu Converter facilities to a third party, most likely GEC in all production locations.

Lima Facility

We are actively working towards the financing and development of the first phase of Lima Energy Gas 1.  We currently expect to complete this financing in 2014.  However, there can be no assurance that the financing will be completed in the targeted time frame or at all. In October 2012, we purchased property for the Lima Facility, consisting of approximately 63 acres, from the City of Lima, Ohio. Once the financing is complete, we will continue the construction of Gas 1, which is anticipated to take 24 months to 30 months to complete and cost approximately $388 million. Once commercial operations begin, Gas 1 is expected to have an average production of approximately 7,000 barrels per day of UCSC. We have entered into an UCSC Purchase and Sale Agreement with Husky Marketing and Supply Company, by which we will sell one hundred percent of our UCSC from Gas 1 during a 10-year term.

Once we have begun construction on Gas 1, we plan to utilize Ohio Air Quality Development Authority bonds to finance the Gas 2 phase.  Gas 2 will be located at the same site as Gas 1 and will cost an estimated $1.2 billion to construct. We estimate the construction period for Gas 2 to be approximately 30 months. Once commercial operations begin, Gas 2 will produce an average of over 15,000 barrels per day, or 5.5 million barrels annually, of UCSC, bringing our total production at the Lima Facility to over 22,000 barrels per day, or 8.3 million barrels annually and our total production capacity to over 10 million barrels per year.  Husky has an option to purchase a portion or all of the volume of the UCSC produced by Gas 2.

Cleantech Energy Facility

The third project that we have identified is a synthetic fuel production facility in Johnson County, Wyoming using our Ultra Clean Btu Converter technology that we plan to build, own and operate. It is anticipated that the Cleantech Energy Facility will be designed to produce approximately 78,000 barrels per day, or 30.6 million barrels annually of synthetic fuel products, initially concentrating on UCSC.  We plan to enter into an agreement for the sale of our UCSC product with a refinery, containing terms and conditions similar to the Lima Energy agreement with Husky.  Financing for the Cleantech Energy Facility has not yet been secured and there can be no assurance that we will be able to secure financing at all. We plan to build the Cleantech Energy Facility adjacent to the Wyoming BOE Energy Asset, contingent upon our ability to secure the rights of the Wyoming BOE Energy Asset with the $70 million activation payment.

Performance Drivers

We expect the fundamental drivers of our financial results going forward will include the following:

Commercialization of our UCSC product. We expect to commence recognizing revenues for UCSC sales when we complete construction of Lima Energy Gas 1 and it begins operations.  We expect to grow our revenue base through the construction and commercial operation of Lima Energy Gas 2 to manufacture our UCSC.  Our revenues for future periods will be impacted by our ability to construct and bring to commercial operations the Lima Facility phases in the timeframe we have planned.  Our results will be impacted by the speed with which we execute our strategy and the capital cost and operating expenses of each of these facilities.

Feedstock and other manufacturing input prices.  We plan to use solid hydrocarbons, such as coal, renewables and petcoke, as our feedstock for producing our UCSC product.  We intend to locate our facilities near readily available sources in order to ensure reliable supply of cost-competitive feedstock.  We currently intend to use petcoke as the initial feedstock for Gas 1 and Gas 2, and we believe we will be able to obtain a sufficient supply of petcoke for these facilities on acceptable terms. In addition, we own 200 million BOE of coal in Vigo County, Indiana, which we call our Indiana BOE Energy Asset.   Although we do not currently intend to use the Indiana BOE asset to provide feedstock for Gas 1 and Gas 2, we believe we would be able to use it for this purpose if petcoke or other feedstocks are not available to us at acceptable prices.   Contingent upon payment of a $70 million activation payment and certain other milestones, we will have an additional 1.02 billion BOE of coal available to us in our Wyoming BOE Energy Asset, which we currently intend to use to provide feedstock for our planned Cleantech Energy Facility.

Petroleum prices.  We expect sales of our UCSC product to be impacted by the price of petroleum.  In the event the petroleum prices increase, we may see increased demand for our product as refineries seek lower-cost alternatives to petroleum.  Conversely, a long-term reduction in petroleum prices may result in our product being less competitive with other petroleum-derived alternatives.  In addition, oil prices may also impact the cost of certain feedstocks we use in our process, such as petcoke, which may affect our margins.

Future Capital Requirements

The initial phase of our production strategy is the construction and operation of an Ultra Clean Btu Converter Facility in Lima, Ohio, which we expect to finance using the proceeds from our potential financing, described in detail below.  We intend to produce UCSC at the planned Lima Energy Gas 1 and sell it to the adjacent refinery owned by Husky Energy Inc. (“Husky”).  On September 27, 2013, Lima Energy Company, our wholly owned subsidiary, entered into an UCSC Purchase and Sale Agreement with Husky that provides for the purchase of all of the UCSC produced at this planned facility for a period of ten years.

Our cash requirements depend on many factors, including the pace of our project development activities and the employee team build-up to drive our future growth. Over the next four years, we expect to make significant expenditures to expand our projects currently under development and construction to bring them into commercial operation. We estimate that total project costs to bring each project into commercial operation will be approximately $388 million to complete the construction of Lima Energy Gas 1, approximately $1.2 billion for full construction of Gas 2, and approximately $4.1 billion for full construction of the Cleantech Energy Facility. Project costs include capital expenditures, engineering, procurement and construction and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbons.

Future Capital Sources

We have focused our efforts to date on obtaining large amounts of capital to fund our planned project development activity.

We have structured and are currently working to complete a private placement of secured limited recourse bonds in 2014, the proceeds of which we would use primarily to fund construction of Lima Energy Gas 1. However, there can be no assurance that this potential financing will be completed in the targeted time frame or at all.  We expect that the proceeds of this financing will be held by a trustee, who will manage the drawdown schedule.  Following completion of this transaction, we anticipate commercial operations at the Lima Facility to commence in approximately twenty-four to thirty months.

We have two reserve equity agreements, which we have not utilized.  Pursuant to an agreement with AGS Capital Group, LLC, or AGS, a New York-based institutional investor, which was effective May 16, 2011 and will terminate on May 16, 2014, AGS committed to purchase up to $50 million of our common stock, subject to certain conditions, at our discretion. In order to activate the reserve equity with AGS, we must file a registration statement with the Securities and Exchange Commission covering the resale of any shares issued to AGS under the terms of the agreement. Once the registration statement is effective, of which there can be no assurance, AGS is obligated to purchase shares of our common stock capital in increments of up to $2 million from time to time at our discretion at a purchase price for our common stock of 90% of the Market Price as defined in the Agreement. We can terminate the agreement at any time prior to its expiration without cost or penalty.

On April 6, 2011, we entered into an agreement with Kodiak Capital Group, LLC, or Kodiak, a New York based institutional investor, pursuant to which Kodiak committed to purchase up to $20 million of our common stock, subject to certain conditions, at our option. In order to activate the reserve equity with Kodiak, we are required to file a registration statement with the Securities and Exchange Commission covering the resale of any shares that may be issued to Kodiak under the agreement. Once the registration statement is effective, of which there can be no assurance, Kodiak will be obligated to purchase shares of our common stock in increments of up to $5 million over a six month period from time to time at our option at a purchase price per share of 70% of the volume weighted average price over five consecutive trading days as reported by Bloomberg.  We can terminate the agreement at any time without cost or penalty.  We can give no assurance that we will decide to utilize this vehicle and therefore, can give no assurance that this will occur soon or at all.

Recent Financing Transactions

Third Eye Investment

On November 18, 2013, we issued a 4% secured convertible note in the amount of $1,200,000 to Third Eye Capital Corporation of Toronto, Canada, or Third Eye, as administrative agent for the holders.  This note was issued under the provisions of the Note Purchase Agreement discussed below. The principal amount and accrued interest are due November 18, 2014.  We can repay the principal amount and accrued interest on the note in cash or common stock without penalty any time prior to the maturity date.  The note bears interest at the rate of 4% per annum, and commences accruing on February 1, 2014.  Interest will be payable in arrears, on the earlier of the stated maturity date, an equity raise in an aggregate sum of not less than $20 million or change of control. This note covers the fee to obtain a $60 million standby letter of commitment from Third Eye for future acquisitions.

On September 24, 2012, we completed a $35 million financing with Third Eye.  The proceeds of the financing were used primarily to purchase the Indiana BOE Energy Asset from GEI. The acquisition of the Indiana BOE Energy Asset, which will serve as fuel equity, an asset-backed collateral, for Lima Energy Gas 1, was accounted for on the cost basis of $25.4 million, comprised of $25 million in cash and assumed liabilities and 2.5 million shares of our common stock, valued at $0.16 per share or $400,000, fair value of our stock at the date of acquisition.  The remaining proceeds from the Third Eye transaction were used to fund the $3.0 million required secured cash account, to purchase the 63-acre project site from the City of Lima, advance the development and engineering work at the Lima site, and for working capital purposes. The transaction consisted of a note purchase agreement, a unit purchase agreement, and a royalty agreement, as described below:

Note Purchase Agreement. We entered into a Note Purchase Agreement, dated as of September 24, 2012, by and among us, Lima Energy Company, Third Eye as administrative agent for the holders, and each of the holders of notes from time to time party thereto, or the Note Purchase Agreement, under which we issued a 10% senior secured note in the aggregate principal amount of $30 million to Third Eye, as administrative agent for the holders. The principal amount of the note is due August 31, 2015. The note bears interest at the rate of 10% per annum, payable monthly. The first year’s interest, or $3 million, was paid in advance on October 2, 2012. The Note Purchase Agreement also requires that we maintain a $3 million restricted cash balance. Any release from the restricted cash account is at the sole discretion of Third Eye. On December 31, 2013 we executed an amendment to the Note Purchase Agreement, which, among other things, changed the minimum restricted cash balance to $2 million.

In connection with the Note Purchase Agreement, we loaned $11 million to our subsidiary, Lima Energy Company, (the “Lima Loan”) in return for an unsecured promissory note from Lima Energy Company in the aggregate principal amount of $11 million. The note accrues interest at a rate of 0.24% per annum and all interest and principal outstanding are payable on demand.

Unit Purchase Agreement. We entered into a Unit Purchase Agreement, by and among us, Lima Energy Company, Third Eye as agent for the unit purchasers, and each of the unit purchasers from time to time party thereto.  Pursuant to the Unit Purchase Agreement, we issued (i) a 4% subordinated secured convertible note to one of the unit purchasers in the amount of $5,000,000 due August 31, 2017 which is convertible into 10,312,500 shares of our common stock, (ii) a warrant granting one of the unit purchasers the right to purchase an aggregate of 10,312,500 shares of our common stock. The Unit Purchase Agreement provided, in total, $2,000,000 in proceeds.

The initial conversion price of the convertible note is $0.48 per share, subject to adjustment in certain events. The convertible note will automatically convert into shares of our common stock (a) upon the sale of our common stock which values the shares of our outstanding common stock at an aggregate value of more than $500 million or (b) when the valuation of the shares of our outstanding common stock is more than $500 million for ten consecutive trading days, valued by reference to a closing price per share on a national stock exchange or other automated quotation system. The unit purchaser can require us to redeem the note or convert the note in whole or in part into shares of our common stock on or after September 24, 2017. The warrant has a term of 10 years. The warrant may be exercised in whole or in part and entitles the holder thereof to purchase 10,312,500 shares of Common Stock at an exercise price of $0.48 per share. The number of shares for which the warrant may be exercised and the exercise price are subject to adjustment in certain events.

We have the right, at any time prior to a unit purchaser exercising its right to convert the convertible note or exercise the warrant, as the case may be, upon 10 days prior notice to purchase the convertible Note and the warrant from the holder(s) thereof at a call price of $10 per share, subject to adjustment in certain events.

Royalty Agreement. In connection with the Unit Purchase Agreement, our subsidiary, Lima Energy Company, or Lima Energy, entered into the Royalty Agreement. Under the Royalty Agreement, Lima Energy will pay to certain royalty investors thereunder 5% of the annual aggregate gross sales of gas products relating to Lima Energy Gas 1 as additional consideration for the debt financing made available to Lima Energy under the Unit Purchase Agreement. The royalty payments begin on January 1, 2015 and continue for a period of 21 years, or until the aggregate royalties paid exceed $250 million.  Should Lima Energy Company fail to complete Gas 1, we will owe liquidated damages of up to $250 million to the royalty investors.

In connection with the Third Eye financing, Lima Energy Company granted a first, second and third mortgage on Lima Energy’s Company’s rights and interests in the Indiana BOE Energy Asset to secure its obligations.

Lima Real Estate

On October 26, 2012, Lima Energy Company completed the acquisition of the project site for the Lima Facility, consisting of approximately 63 acres, from the City of Lima, pursuant to a Real Estate Acquisition and Development Agreement.  The purchase price was $1.5 million.  In connection with the acquisition, Lima Energy agreed that certain funds would be contributed to a non-profit entity over the term of the Agreement for the benefit of long term economic development within the City of Lima. At the signing of the Agreement, Lima Energy made an initial contribution of $100,000. It will contribute $100,000 per year for the next three years.  We have not made the second annual $100,000 contribution as of the time of this filing.  Also, commencing on the second calendar year immediately following commencement of commercial operations, it will contribute annually, for 20 years, the lesser of $5.0 million and 10% of net distributable cash flow of the Lima Facility, for the immediately preceding year, as those terms are defined in the Agreement. Pursuant to this agreement, the City had the right to repurchase the property for a purchase price of $1,500,000 on or after November 1, 2017, if the market value of the property at the time of exercise of the repurchase right as shown on the real property tax duplicate of County of Allen, Ohio is less than $2,500,000. On December 12, 2013 the City of Lima terminated its right to repurchase the property after it was satisfied that the Company had invested over $2.5 million in the property since the purchase.

Prior to our acquisition of Lima Energy in 2010, initial site development and construction work had been done at the site, resulting in 100,000 square feet of engineered concrete. On November 16, 2012, we entered into an agreement with a third party to prepare the site for continued construction work, which was completed in September 2013.  The contract provided a price not to exceed $1,782,500.  In addition, on December 1, 2012, we entered into a Design-Build Contract with a third party to provide design, construction and services for the Technology Innovation Center we are planning to construct at our site in Lima, Ohio.  The estimated cost for this initial contract is $2,000,000.  The parties may amend the contract at any time to include the additional phases of the Lima Facility.  We may suspend, delay or interrupt the work in whole or in part for such period of time as we determine. The total cost of constructing the Technology Innovation Center is estimated at $9.5 million.  We have not entered in to any agreements with any parties to complete the construction of the Technology Innovation Center. Since the purchase of the 63 acre site from the City of Lima in the fourth quarter of 2012 through December 31, 2013, we have invested over $2.5 million in the development of the facility.  This included site preparation work totaling $1,782,500 and preliminary design work on our Technology Innovation Center of $575,661.

Fundamentals of our Business

The Ultra Clean Btu Converter technology that we plan to utilize will consist of commercially proven and technologically established gasification processes, gas purification processes and catalytic manufacturing processes to convert the solid hydrocarbon feed sources such as coal, renewables or petcoke, into higher value, environmentally cleaner UCSC for transportation fuel markets.

Although we have not generated any revenue to date, we expect to generate revenue from the sales of our UCSC product from our planned Btu Converter facilities.  We may also generate revenues from the sale of electric power, CO2 and sulfur, all of which are produced during the gas-to-liquids Btu Converter process.

We expect our cost of goods sold will consist of facility-related fixed costs, feedstock and other variable costs.

•
Facility-related fixed costs. As an industrial process, our facilities will require a baseline level of staffing consisting of process engineering, monitoring staff, testing personnel, health safety and environmental personnel and maintenance personnel.  Other fixed costs include maintenance materials and casualty and liability insurance, as well as property taxes.  We plan to outsource the operations and maintenance functions to GEC, a related party.

•
Feedstock. Our Ultra Clean Btu Converter facilities are being designed to convert a variety of solid hydrocarbons, such as coal, renewables or petcoke, into UCSC.  The cost of procuring and preparing of the feedstock to be used in our Ultra Clean Btu Converter process will be a major component of cost of goods sold.  Our actual feedstock costs may be higher or lower, depending on then-prevailing market conditions.  Our flexible feedstock strategy will allow us to reduce our feedstock cost by taking advantage of current feedstock market conditions.

•	Other variable costs. We expect to use water, natural gas and other variable cost items associated with our catalysts in our Ultra Clean Btu Converter process.

Our largest expenditures are the capital costs associated with the construction of our commercial-scale Ultra Clean Btu Converter facilities.  These costs are comprised of land acquisition, site preparation, utilities, permitting, facility construction, start-up and contingency costs and related financing costs.  We expect that the depreciation of these facilities costs will be included in cost of goods sold.

Our operating expenses currently consist primarily of general and administrative expenses.

Financial Operations Overview

Revenue and Cost of Goods Sold

To date, we have not generated any revenue or incurred any cost of goods sold, and we do not expect to do so until at least twenty-four to thirty months.

Operating Expenses

Operating expenses consist of general and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses related to salaries and benefits, professional services, liability insurance and cost of compliance with securities, corporate governance and other regulations. Professional services consist principally of external legal, accounting, tax, audit and other consulting services. We expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business.

Interest Income

Interest income consists primarily of interest income earned on our restricted cash balance. The restricted cash balance is required under the Third Eye Note Purchase Agreement.  Release of restricted cash is at the sole discretion of Third Eye.

Derivative Gain/(Loss)

Our outstanding warrants to purchase 10,312,500 shares of our common stock are required to be classified as a liability and to be adjusted to their fair value at the end of each reporting period.  Any changes in fair value of this warrant liability are required to be recorded as a gain or a loss, as applicable, in the period that the change in value occurs.

Interest Expense

We incur interest expense in connection with our outstanding business loans.  Interest expense is reflected as net interest expense, which also includes amounts related to amortization of debt discounts, amortization of debt related fees and accrued debt redemption costs.  In the event the costs of our commercial facilities are funded with debt, we will capitalize interest related to the construction of those commercial facilities.

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

The net operating loss carryforwards for income tax purposes are approximately $14,244,000 and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of our net operating loss carryforwards may be limited if we experience a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact our ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Basic and Diluted Net Loss per Share

Basic earnings per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. Diluted earnings per share excludes all potentially dilutive shares if their effect is anti-dilutive.

Results of Operations

For the Years Ended December 31, 2013 and December 31, 2012

Revenues

We had no revenues for the years ended December 31, 2013 and 2012.

Operating Expenses

Our operating expenses increased $5,156,848 to $7,165,660 for the year ended December 31, 2013 compared to $2,008,812 for the year ended December 31, 2012. The increase is primarily attributable to higher general and administrative expenses related to personnel growth, increased professional services, independent director fees and property taxes, totaling $1,629,813, debt administration fees of $600,000 related to our financing with Third Eye and $2,988,800 in accrued legal exposure and other costs associated with the summary judgment issued on December 17, 2013 denying us the ability to be dismissed from the case of Dorsey & Whitney LLP vs. Global Energy Inc. and USA Synthetic Fuel Corporation.

Other Income

Other income decreased $66,331 to $4,481 for the year ended December 31, 2013.  The decrease in other income is related to a change in estimate for liabilities of $69,125 recognized as other income in 2012.  Other income also includes interest income, which increased $2,794 to $4,481 for the year ended December 31, 2013.  The increase in interest income is related to the year over year total interest income earned on the restricted cash balance. This restricted cash account is required under the Note Purchase Agreement with Third Eye.  Any release from the restricted cash account is at the sole discretion of Third Eye.

Interest Expense

Interest expense increased $4,321,211 to $6,402,430 for the year ended December 31, 2013 compared to $2,081,219 for the year ended December 31, 2012.  The increase in interest expense is primarily attributable to the year over year change of $3,775,448 in interest expense related to the $35 million financing from Third Eye, which we entered into in September 2012.  Interest expense includes year over year increases in debt discount amortization and note fee amortization related to the Third Eye transaction of $642,301 and $801,482, respectively.  We also incurred a fee of $1,200,000 in November 2013 related to a $60,000,000 standby letter of commitment issued by Third Eye. In December 2013 we accrued $11,200 in interest expense related to the summary judgment previously discussed in this filing.  In September 2012, we recognized $610,612 of nonrecurring interest expense related to delays in finalizing the $35 million debt financing transaction with Third Eye.

Derivative Gain/Loss

We recognized $13,217,000 in derivative losses for the year ended December 31, 2013 compared to $1,766,500 for the year ended December 31, 2012. The derivative losses recognized during the years ended December 31, 2013 related to the stock warrants issued in connection with our financing transaction with Third Eye. In 2012, we recognized $1,452,000 in derivative losses related to the stock warrants issued in connection with our financing transaction with Third Eye.  In addition, in 2012, we recognized $314,500 in derivative losses related to convertible loans totaling $158,250 from a third party.  The loans were convertible into the Company’s common stock after one hundred and eighty (180) days at discounts ranging from 55% to 65% to the market value of the Company’s common stock, of which, $23,000 of this debt was converted to stock.

Income Taxes

For the years ended December 31, 2013 and 2012, there were no provisions for income taxes recorded.

Net Loss

We experienced a net loss of $26,780,609, or $0.33 per share, for the year ended December 31, 2013 compared to a net loss of $5,785,719, or $0.07 per share, for the year ended December 31, 2012, an increase of $20,994,890. The increase in net loss is primarily attributable to $13,217,000 in derivative losses related to recording the fair value of the stock warrants associated with the 4% subordinated secured convertible debt for this reporting period under the mark to market approach, higher debt related costs associated with the financing from Third Eye and $3,000,000 in accrued legal exposure cost, interest and other costs associated with the Dorsey complaint against us and GEI.

Basic and Diluted Net Loss per Share

Our net loss for the year ended December 31, 2013 was $0.33 per share, and $0.07 per share for the year ended December 31, 2012. The increase in net loss per share was driven primarily by higher derivative losses, interest expense related to the Third Eye Capital transactions and accrued legal exposure cost associated with the Dorsey complaint against us and GEI.

Liquidity and Capital Resources

As of December 31, 2013, we had $564,591 of cash, which we plan to utilize for working capital purposes. In addition we had $2,001,241 in restricted cash on our balance sheet. This restricted cash account is required under the Note Purchase Agreement with Third Eye.  Any release from the restricted cash account is at the sole discretion of Third Eye.

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

We expect construction of Lima Energy Gas 1 will require approximately $388 million to complete.   We have structured, and are currently working to complete, a private placement of secured limited recourse bonds that we expect will provide sufficient proceeds to complete construction of Gas 1, to repay our Third Eye Notes and to give us additional working capital.

Cash Flows

	Years Ended December 31,
	2013	2012

Cash used in operating activities	$(4,367,089)	$(5,682,120)
Cash used in investing activities	(2,065,000)	(27,503,569)
Cash provided by financing activities	4,000,368	36,180,884
Increase/(Decrease) in cash	$(2,431,721)	$2,995,195

Net Cash Used In Operating Activities

For the year ended December 31, 2013, cash used in operating activities decreased to $4,367,089 compared to $5,682,120 for year ended December 31, 2012. Major items affecting operating cash included $20,994,890 increase in net loss, which included an increase of $13,559,378 in non-cash expenses related primarily to recording the fair value of the stock warrants associated with the 4% subordinated secured convertible debt for this reporting period under the mark to market approach and other debt related amortization costs.  Our primary uses of funds in 2013 were related to salary expenses, professional fees related to the financing of our Lima Energy project and SEC reporting and compliance costs for the current fiscal year.  This increase in net loss was offset by increases in our current liabilities of $5,747,423 and a decrease of $2,185,923 in the interest prepaid to Third Eye. In 2012, our primary uses of operating cash related to prepaid interest and professional fees associated with the Third Eye debt transaction, salary expenses, other professional fees related to normal operations and SEC reporting and compliance costs.

Net Cash Used in Investing Activities

For the year ended December 31, 2013, cash used in investing activities decreased by $25,438,569 to $2,065,000 compared to $27,503,569 for the year ended December 31, 2012.  The decrease is primarily attributable to $25,168,863 in cash used to purchase the Indiana BOE Energy Asset during 2012, which is discussed elsewhere in this filing.  During the years ended December 31, 2013 and 2012, we invested $2,052,721 and $2,329,583, respectively, in site work for the Lima Facility and further construction activities of our Technology Innovation Center.

Net Cash Provided by Financing Activities

For the year ended December 31, 2013, cash provided by financing activities decreased by $32,180,516 to $4,000,368, compared to $36,180,884 for the year ended December 31, 2012.  In 2012, we received the net proceeds from the Third Eye financing and $11,000,000 of proceeds from the issuance of 1,100,000 shares of our common stock to GEI. During the year ended December 31, 2013, we received $1,750,000 in remaining proceeds of the 4% subordinated secured convertible note.  During 2013, we also received $1,000,000 in proceeds from the issuance of 100,000 shares of our common stock to a private investor and $1,000,000 released from the restricted cash account by TEC to us to use in operations. This restricted cash account is required under the Note Purchase Agreement with Third Eye and any further release from the restricted cash account is at the sole discretion of Third Eye.

Cash Position and Outstanding Indebtedness

Our total indebtedness at December 31, 2013 increased by $8,597,422 to $44,152,659 from $35,555,237 as of December 31, 2012. Our indebtedness is comprised of debt from financing transactions with Third Eye, as well as to accounts payable, accrued liabilities, and advances from related parties. This increase was primarily attributable to the $1,750,000 in remaining proceeds from the 4% subordinated secured convertible note issued to Third Eye Capital which were received during 2013 as we reached certain milestones, $1,200,000 from the issuance of a short term convertible note to Third Eye for fees associated with a $60 million standby letter of commitment, $3,000,000 in accrued legal exposure costs, interest and other costs associated with the Dorsey complaint against us and GEI, and a $1,447,423 increase in accounts payable and accrued liabilities. The amount reflected in Long Term Liabilities in our Consolidated Balance Sheets is net of $4,868,769 and $5,367,601 in debt discounts and unamortized fees expense at December 31, 2013 and December 31, 2012, respectively.

At December 31, 2013, we had current assets of $584,558 compared to current assets of $5,189,735 at December 31, 2012. We had long term assets of $32,264,935 at December 31, 2013 and long term assets of $31,455,179 at December 31, 2012.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have any off-balance sheet arrangements.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances.  We evaluate our estimates and assumptions on an ongoing basis.  The results of our analysis form the basis for making assumptions about values of assets and liabilities that are not readily apparent from other sources.  Our actual results may differ from these estimates under different assumptions and conditions.

While we have provided a detailed review of our significant accounting policies in Note 2 to our consolidated financial statements included elsewhere in this filing. We believe the following critical accounting policies involve significant areas of management’s judgments and estimates in the preparation of our consolidated financial statements.

Impairment of Long-Lived Assets

We assess impairment of long-lived assets and test long-lived assets for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Examples of such events or changes in circumstances that could trigger a review include, but not limited to, a decrease in market price of the assets, adverse change in business climate, legal or regulatory factors, obsolescence or significant damage to the assets.  In such cases we determine the fair value based upon forecasted, undiscounted cash flows which the assets are expected to generate and the net proceeds expected from their expected sale.  If the carrying amount exceeds the fair value of the asset, it is decreased by the difference between the two being the amount of the impairment.  As of December 31, 2013 and December 31, 2012, we have not identified evidence of the impairment of our long-lived assets.

Accounting for Derivative Instruments

Convertible Debt. In 2011 and the first quarter of 2012 we borrowed $158,250 from an unrelated party which is convertible into shares of our common stock after 180 days at discounts to the price of shares of our common stock ranging from 55% to 65%. As of the transaction date, the value of the embedded derivative was immaterial. Subsequently, during 2012, using the mark to market approach, we computed the embedded derivative value to be $314,500 using the Black-Sholes pricing model. The convertible debt was paid off in July 2012.

Warrants.  On September 24, 2012, we entered into a Unit Purchase Agreement, dated as of September 24, 2012, and amended on October 2, 2012 with Third Eye as agent for the unit purchasers.  In connection with the Unit Purchase Agreement, we issued a warrant to the unit purchasers granting the right to purchase an aggregate of 10,312,500 shares of our common stock.  The warrant included certain anti-dilution protection that requires the fair value of the warrant to be recorded as a liability. As a liability, we are required to record the fair value of the stock warrant liability each reporting period.  We recognized a derivative loss of $13,217,000 and $1,452,000 for the fiscal year ended December 31, 2013 and 2012, respectively.  The fair value of this warrant is computed using the Monte Carlo simulation model with the following input:

	Years Ended December 31,
	2013	2012
Risk free interest rate	2.79%	1.73%

Volatility (Rounded)	80.00%	80.00%

Probability of non-dilution event	95%	95%

Probability of dilution event	5%	5%

Going Concern Assumption

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

As of December 31, 2013, since inception, we have incurred  $42,838,402 in net losses of which $25,472,022 were non-cash expenses. We have $564,591 of cash on hand and have an additional $2,001,241 currently in restricted funds which we anticipate being able to use all or part of for working capital purposes. We anticipate further losses during the development stage and it is reasonably possible that we will not be able to fund our operations or comply with certain financial covenants over the next 12 months without taking certain actions.  Such actions include, but are not limited to modifying current debt agreements, entering into new debt agreements, issuing capital stock, reducing operating expenses and liquidating assets.

We currently intend to complete significant capital transactions in 2014 and we have access to reserve equity lines if we meet certain requirements. These transactions are discussed in more detail in the “Future Capital Requirements” section of this filing.  In addition, we have major assets valued in excess of $100 million that may be utilized to increase liquidity. There can be no assurance that these capital transactions will be completed or asset liquidations would get completed in the targeted timeframe, which could impact our ability to have sufficient resources to meet our objectives raising doubt as the Company’s ability to continue as a going concern.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with Financial Account Standards Board, or FASB, Accounting Standards Codification, ASC, 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this statement, share-based compensation is measured at grant date based on the fair value of the award and is recognized as an expense over the applicable vesting period of the stock award (generally two years) using the straight line method. During the year ended December 31, 2013, the Company issued a stock award of 50,000 shares to our Chief Financial Officer and no stock options or warrants.  The stock award in 2013 had a fair value of $81,000.  We record expense on a straight-line basis for awards with installment vesting. We recognized equity compensation expense of $6,231 for the year ended December 31, 2013.  At December 31, 2013, we have unrecognized costs related to unvested shares totaling $74,769.  During the year ended December 31, 2012, the Company issued no stock awards and issued no stock options or warrants in connection with employee compensation.

Recent Accounting Pronouncements from Financial Statement Disclosures

There are no recent accounting pronouncements that have an effect on our financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This information has been omitted based on our status as a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

The response to this item is included in a separate section of this Report. See “Index to Consolidated Financial Statements” on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

In connection with the preparation and review of our Annual Report on Form 10-K for the period ended December 31, 2013 our management, in consultation with our independent registered public accounting firm, identified, and the Audit Committee of the Board of Directors agreed, that the Company had a material weakness in our internal control over financial reporting relating to identifying and accounting for material agreements and related party arrangements. Rule 12b-2 and Rule 1-02 of Regulation S-X define a material weakness as a deficiency, or a combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of that material weakness, the Company’s principal executive officer and principal financial officer/principal accounting officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure. The Company continues to invest significant effort and resources to eliminate any deficiencies in internal controls, and will continue to do so on an evergreen basis.

As a result of this material weakness, a decision was made to record an adjusting entry for an accrual for $3,000,000 for legal exposure, interest and other costs related to the summary judgment against us and GEI as described in Item 3 of this Annual Report, which is reflected in our financial statements for the fiscal year ended December 31, 2013.  In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Changes in internal control over financial reporting.

With respect to the material weakness discussed in our Restated and Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, regarding the accounting for complex and non-routine transactions, we have developed a procedure to address the deficiency. This procedure requires us to prepare formal accounting research memos to determine and document the appropriate treatment of each such transaction prior to the end of the reporting period.

Other than as discussed above, there have been no other significant changes in the Company’s internal controls over financial reporting during the most recently completed fiscal year that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of the identified material weakness in our internal control over financial reporting relating to identifying and accounting for material agreements and related party arrangements management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.

This material weakness resulted in an adjustment to our balance sheet and statement of operations at December 31, 2013, establishing an accrual for $3,000,000 for legal exposure, interest and other costs.

To address the material weakness in our internal control over financial reporting concerning entering into material agreements, including those with related parties, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements for the period covered by this report were prepared in accordance with generally accepted accounting principles. These procedures included: making the aforementioned adjustment to our balance sheet and statement of operations and adding a control that changed the procedure for identifying and documenting the appropriate accounting treatment of all material agreements and arrangements. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the company’s financial position, results of operations and cash flows for the periods presented.

Item 9B.   Other Information.

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Set forth below are the name, age, and position and a brief account of the business experience of each of our directors and named executive officers as of December 31, 2013.

Directors and Officers

Name	Age	Position

Harry H. Graves	57	Chairman of the Board
J. Bradley Davis	74	Director
John P. Proctor	72	Director
James R. Treptow	67	Director
William J. Weyand	69	Director
Steven C. Vick	62	Director, President and
		Chief Executive Officer
Ernest K. Jacquet	67	Director, Director of Finance
Daniel W. Dixon	50	Chief Financial Officer
Lynne R. Graves	57	Corporate Secretary and Executive Vice President - Administration

Biographical Information

Harry H. Graves—Chairman of the Board.  Mr. Graves, 57, joined our Board of Directors in December 2009 and serves as Chairman. He also serves as the Chairman of Lima Energy Company and each of our domestic subsidiaries.  Mr. Graves is also employed as our Executive Chairman and has served in that capacity since September 2012.  Mr. Graves was our Chief Financial Officer, from July 2010 to December 31, 2012, and our Chief Executive officer in 2010.  Mr. Graves is President and Chief Executive Officer of GEI and has served in that capacity since the company’s founding in 1988. He has also served as a director of GEI since 1988.  Mr. Graves has served on the Steering Committee of the Coalition for the Green Bank, Washington, D.C. Mr. Graves was also the longest standing founding director of the Washington, D.C.-based Gasification Technologies Council, an organization formed to promote a better understanding of the potential role of gasification in the energy industry. Mr. Graves brings to our company a wealth of knowledge in the gasification business, developed over twenty years with GEI.  As an environmental technology entrepreneur, he provides strategic vision and innovative business techniques to our Board.  Prior to 1988, Mr. Graves worked for Procter & Gamble Company in positions of increasing responsibility in the Boston, New York, Philadelphia and Minneapolis markets, including Central Field Manager and Special Markets Manager at Procter & Gamble Company’s world headquarters in Cincinnati, Ohio. Mr. Graves earned a B.A. in economics from Trinity College in Hartford, Connecticut.

J. Bradley Davis—Director.  Mr. Davis, 74, joined our Board of Directors in March 2013. Mr. Davis is the Managing Partner of Ridge Capital Partners, LLC, a private equity investment firm that he founded in February 1989.   Mr. Davis was the President of Trivest, Inc., a private equity investment firm that he co-founded, from September 1981 to September 1988.  Prior to that time, he was a senior vice president at LaSalle Partners and a vice president with Chemical Bank in their New York, London, and Chicago offices.  Mr. Davis brings to our Board expertise in banking and private equity growth as well as experience as a portfolio owner.  Mr. Davis served on active duty in the U.S. Army from September 1961 to September 1963.  Mr. Davis serves on numerous private company, philanthropic, and social organization boards.  He earned a B.A. in journalism from The Pennsylvania State University.

John P. Proctor—Director.  Mr. Proctor, 72, joined our Board of Directors in March 2013. Mr. Proctor, 71, specialized in environmental and energy law and was the co-head of the environmental practice group at Winston & Strawn LLP from 1980 to 2008.  He joined Winston & Strawn in 1972.  From 1967 to1972, Mr. Proctor served in the U.S. Marine Corps.  Since his retirement from Winston & Strawn, he has been actively involved in several community organizations, including serving as treasurer and chairman of the audit committee of two churches (Holy Trinity Episcopal Church in Oxford, MD and St. John’s Episcopal Church in Essex, CT) and a trustee and finance committee member of three museums (the Oxford Maryland Museum, the Ward Museum of Salisbury, MD, and the Connecticut River Museum of Essex, CT) and a trustee and investment committee member of Salisbury University in Salisbury, MD.  Mr. Proctor brings to our Board extensive expertise in environmental and energy law and an understanding of the regulatory matters we may face as we grow.  Mr. Proctor earned a B.A. from Princeton University and an L.L.B. from the University of Pennsylvania School of Law.

James R. Treptow—Director. Mr. Treptow, 67, joined our board of directors on November 14, 2013.  Mr. Treptow is the Founder and Chairman of Magellan Resources Group, a developer and owner of alternate energy and synthetic fuels production facilities in Virginia, West Virginia, Ohio and Pennsylvania.  Notable among project developed since 1995 is the largest wind farm (270 MW) in the east, at Mt. Storm, West Virginia and a group of landfill methane gas conversion facilities outside of Pittsburg, Pennsylvania. From 2003 to 2012, Mr. Treptow served on the board of directors of Middlebury Financial Corporation (NASDAQ: MBRG). From 1976 – 1995, Mr. Treptow served as Founder and Chief Executive Officer of Treptow Development Company, a regional commercial property developer with offices in Texas, California, Georgia and Washington, DC that has completed more than 11 million square feet of office, industrial, hotel and specialty commercial space.  Mr. Treptow has served as a director of numerous private companies and community boards, including North American Advanced Materials Corporation, The Hill School, Wakefield School, and The Downtown Houston Association. As an entrepreneurial developer of large scale projects across America, Mr. Treptow brings to our Board extensive experience in strategic corporate growth and project development.  Mr. Treptow earned a BBA in Industrial Management from the University of Texas – Austin.

William J. Weyand—Director.  Mr. Weyand, 69, joined our Board of Directors in March 2013. Mr. Weyand brings a wealth of experience in maximizing shareholder value for corporations for which he has served, providing him insight into the operations and challenges that we may face as we grow as a public company.  Prior to his retirement, from January 2005 through March 2009, Mr. Weyand was Chairman and CEO of MSC Software a NASDAQ-traded company, before it was acquired in October 2009. From 1997 through 2001, he served as Chairman and CEO of Structural Dynamics Research Corporation, a NASDAQ-traded company which was acquired by EDS in 2001. Prior to that time he was Executive Vice President of Measurex Corporation.  Mr. Weyand has served on numerous boards of NASDAQ and NYSE-traded corporations prior to 2008.  Mr. Weyand earned a BBA in Marketing from Nichols College.

Dr. Steven C. Vick—Director, President and Chief Executive Officer.  Dr. Vick, 62, was appointed to our Board of Directors in June 2010.  Dr. Vick is our President and Chief Executive Officer and has served in that capacity since June 2010.  Dr. Vick is committed to the mission of our company, and his background in engineering and technology development as well as gasification facility operations positions him well to help steer the direction of this development stage company.  In addition, he was Chief Technology Officer for GEI, a position he has held from March 2006 to December 2012, and has served as President and Director of Carbon Management Technologies, LLC, a joint venture between Global Energy, Inc. and HTC Purenergy of Canada, or CMT, since February 2008, and President and Director of Cambridge Resources, LLC, also since 2008. Dr. Vick has served in various capacities with GEI and its affiliated companies since August 1995, including General Manager at the Wabash River Gasification Facility, now known as SG Solutions LLC, from September 2003 to February 2006 when it was under GEI’s management, and Senior Vice President of Global Environmental, Ltd. from 1995 to 2003.  Before joining GEI, Dr. Vick served as the President of Trans-End Technology, a PCB disposal company, from June 1994 until April 1995. From 1977 until June 1994, Dr. Vick worked for Union Carbide Corporation’s chemical and polymers companies and UNISON Transformer Services, Inc., a Union Carbide Corporation subsidiary, in various positions of increasing responsibility, including Director of Research and Technology. Dr. Vick earned a PhD in inorganic chemistry from Massachusetts Institute of Technology.

Ernest K. Jacquet—Director, Director of Finance.  Mr. Jacquet, 67, joined our board of directors on February 15, 2012.  He joined the management team as Director of Finance on September 1, 2012.  Mr. Jacquet has served as the Chairman of Passport Brands, Inc. since 2007 and Chairman of America Stand United for the Troops from 2009 to 2012.  He was a Managing Partner at Mentor Partners from 2005 to present. Previously, he was Managing Partner and Co-Founder of Parthenon Capital, a $1.7B private equity firm until August 2009.  Prior to co-founding Parthenon Capital in 1998, Mr. Jacquet was a General Partner at Summit Partners, a $6 billion venture capital firm where he started their Buyouts Group. In the 1980’s, he was a Principal at Bain Capital and was a member of the International M&A Group at Morgan Stanley & Co, New York. Mr. Jacquet spent eight years in the United Kingdom, where he became one of the youngest Directors of Trafalgar House Investments PLC developing Oil and Gas offshore. Prior to the North Sea, he served four years as a U.S. Navy Diving Officer in the Far East.  Currently, he serves as Chairman of the Board of Directors of Passport Brands (OTC:PBIX) the North American licensee of Marithe +Francois Girbaud. Mr. Jacquet has served on numerous boards including Chairman of Interline Brands Inc. which went public and grew to over a billion dollar market cap.   Mr. Jacquet brings to our Board extensive finance expertise as well as contacts from building a multi-billion dollar equity fund. Mr. Jacquet is a licensed Professional Engineer and patent holder. He earned his MSE and BSE with Honors from the University of Michigan and his MBA from Stanford Business School.

Daniel W. Dixon—Chief Financial Officer.  Mr. Dixon, 50, was appointed as our Chief Financial Officer, effective January 2, 2013.  Mr. Dixon served as the Chief Financial Officer for Comair Airlines from June 2006 to December 2012. During Mr. Dixon’s career at Comair Airlines, which included a decade-long period of high growth as a NASDAQ-listed company, he held various executive level finance positions during its period as a NASDAQ-listed company prior to its acquisition by Delta Air Line, Inc. in 2000.  Mr. Dixon played a major role in the airline’s successful pioneering of the regional jet into the regional airline industry.  He received his bachelor’s degree in accounting from Emory & Henry College in Emory, Virginia.

Lynne R. Graves—Corporate Secretary.  Mrs. Graves, 57, is the spouse of our Chairman, Harry H. Graves.  She has served as our Corporate Secretary since 2010.  Prior to September 2012, she provided services to the Company as an independent contractor. In 2013, she also became our Executive Vice President-Administration.  Prior to joining the Company, Mrs. Graves served as Secretary and a board member of Global Energy, Inc. from 1994 to September 2012. Mrs. Graves’ business experience includes 14 years in the insurance and reinsurance industry in positions of increasing responsibility with Connecticut General (CIGNA), Insurance Corporation of North America (INA), E.W. Blanch Co., Johnson & Higgins, and Rollins Hudig Hall (AON). She has held various Board positions in corporate, civic, and volunteer organizations.  Mrs. Graves received her B.A. degree in French from Middlebury College.

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

Board of Directors

Our Board of Directors consists of seven (7) directors, with Mr. Graves serving as the chairman of the board. Although we are not presently required to have independent directors, our Board of Directors has determined that the following directors are independent directors for purposes of compliance with the applicable national securities exchange and SEC rules:  Messrs. Davis, Proctor, Weyand, and Treptow.  We intend to comply with applicable national securities exchange rules relating to the number of independent directors composing our board and we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.  We intend to comply with future governance requirements to the extent they become applicable to us.

Board Meetings and Committees; Annual Meeting Attendance

In 2013, there were a total of seven board meetings. No director attended less than 75% of the meetings. Our directors are, however, reimbursed for their travel expenses involved in attendance at board meetings. After March 2013, at which time we appointed independent directors to our board, our board committees met independently of the entire board.

We held our annual meeting on November 14, 2013 in Washington, D.C.  All of our directors were present at the meeting.  We do not currently have a written policy with regard to director attendance at annual meetings.

Board Committees

Our Board of Directors has an audit committee, a compensation committee, and a nominating and governance committee. Each of these committees has a charter approved and adopted by our Board of Directors and the committee.  The committee charters are posted on our website at www.usasfc.com.

Audit committee

The Board of Directors has an audit committee, consisting of Messrs. Davis, Proctor, and Treptow, with Mr. Davis serving as Chairman. Our Board of Directors has determined that each member of the audit committee meets the independence requirements of Rule 10A-3 under the Exchange Act. Our Board of Directors has determined that Mr. Davis is an “audit committee financial expert” within the meaning of the SEC regulations. The primary responsibilities of our audit committee include:

•	Appointing, approving the compensation of, and assessing the qualifications and independence of our independent registered public accounting firm, which currently is BDO USA, LLP.

•	Overseeing the work of our independent registered public accounting firm, including the receipt and assessment of reports from that firm.

•	Reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures.

•	Preparing the audit committee report required by SEC rules to be included in our annual proxy statements.

•	Monitoring our internal control over financial reporting and our disclosure controls and procedures.

•	Reviewing our risk management status.

•	Establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns.

•	Meeting independently with our independent registered public accounting firm and management.

•	Monitoring compliance by our senior financial officers with our code of conduct and ethics.

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

Nominating and governance committee

The board of directors has a nominating and governance committee, consisting of Messrs. Proctor, Davis, Treptow, and Weyand, with Mr. Proctor serving as Chairman. The primary responsibilities of the nominating and governance committee include:

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

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officers. The text of the code of conduct and ethics is posted on our website at www.usasfc.com and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at our Cincinnati office, 312 Walnut Street, Suite 1600, Cincinnati, OH 45202. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the national securities exchange which the Company trades.

Corporate Governance

We believe that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. We continue to review the corporate governance policies and practices of other public companies, as well as those suggested by various authorities in corporate governance. We have also considered the provisions of the Sarbanes-Oxley Act and the rules of the SEC. Based on this review, our Board of Directors has begun taking steps to implement many of these provisions and rules. In particular, we have adopted charters for the audit committee, compensation committee and nominating and governance committee, as well as a code of conduct and ethics applicable to all of our directors, officers, and employees.

Leadership Structure and Risk Oversight

Our Board of Directors is currently chaired by Mr. Graves. As a general policy, our Board of Directors believes that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of the Board of Directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the Board of Directors as a whole. As such, Mr. Vick serves as our President and Chief Executive Officer while Mr. Graves serves as our chairman of the board of directors.

Our Board of Directors oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. Our Board of Directors performs this oversight role by using several different levels of review. In connection with its reviews of the operations and corporate functions of our company, our Board of Directors addresses the primary risks associated with those operations and corporate functions. In addition, our Board of Directors reviews the risks associated with our company’s business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies.

Each of our board committees also oversees the management of our company’s risk that falls within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that the filing requirements applicable to us were complied with during 2013.

Item 11. Executive Compensation.

Overview

The following discussion describes the compensation arrangements for our named executive officers for the year ended December 31, 2013.  It also includes forward-looking statements that are based on our current plans, expectations and determinations regarding future elements of our compensation program.

Compensation philosophy and objectives

We believe that as a company our compensation programs for our named executive officers should be designed to achieve the following objectives:

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

In the past year we have made strides to develop our compensation program with these objectives in mind, while managing our capital resources and expenses as a development stage company.

The Board considered our stockholders’ vote on “Say on Pay” issues and, as voted by the majority of the stockholders, has determined to submit the matter of management compensation to the stockholders annually.

Components of our compensation program for named executive officers

For 2013, compensation for our named executive officers included a combination of the following elements of compensation that are generally recognized as important in attracting and retaining qualified individuals:

•	Base salaries.
•	Employee benefits programs.
•	Stock Incentive Plan.

Our stock incentive plan was created near the end of 2013, and as a result, we did not grant awards to all of our named executive officers in 2013.  In the coming year we hope to add to our program by including long-term incentives and other long-term performance-based plans.

Summary Compensation

The following Summary Compensation Table provides information regarding the compensation awarded to or earned during the years ended December 31, 2013 and 2012 by the persons named in the table, who we refer to in this Annual Report on Form 10-K as our “named executive officers”.

					Stock
Name and Principal Position	Year	Salary		Bonus	Awards		Other	Total

Steven C. Vick, President and
Chief Executive Officer	2013	$277,000		$-	$-		$-	$277,000
	2012	$276,996		$-	$-		$-	$276,996

Daniel W. Dixon, Chief
Financial Officer	2013	$187,000		$-	$81,000	(2)	$-	$268,000
	2012	$-		$-	$-		$-	$-

Harry H. Graves, Executive
Chairman	2013	$240,000		$-	$-		$-	$240,000
	2012	$213,336	(1)	$-	$-		$-	$213,336

(1) In 2012, Mr. Graves was paid $80,000 of his salary and has accrued $133,336 of his salary, which has not yet been paid.
(2) This stock award is restricted and vests at January 1, 2015, if Mr. Dixon satisfies the terms fo his employment agreement.

2013 Grants of Plan-Based Awards

The following table shows the grant of plan-based awards in 2013:

Name	Date of Grant	No. of Shares	Vesting Date

Daniel W. Dixon	12/13/13	50,000	1/1/15

2013 Outstanding Equity Awards

The following table shows the outstanding equity awards as of December 31, 2013:

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2013
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dr. Steven C. Vick	-	-	-	-	-	-	-	-	-
President and Chief Executive Officer
Daniel W. Dixon	-	-	-	-	-	50,000	$87,500	50,000	$87,500
Chief Financial Officer
Harry H. Graves	-	-	-	-	-	-	-	-	-
Executive Chairman

Employment Agreements

Three of our named executive officers have employment agreements, as detailed below.

Dr. Vick.  The employment agreement with Dr. Vick, entered into as of September 24, 2012, provides that Dr. Vick is an at-will employee and may be terminated for any reason at any time.  Under the agreement, we agreed to pay Dr. Vick an annual base salary of $277,000, with the possibility of a bonus based on board-determined performance-based criteria.  In the event that Dr. Vick’s employment agreement is terminated by us without “Cause”, as that term is defined in his employment agreement, we will be obligated to pay him his then-current rate of base salary for a period of one (1) year following termination.  In the event that Dr. Vick’s employment agreement is terminated by him in a manner that satisfies the definition of a “Separation from Service for Good Reason”, as that term is defined in the employment agreement, we will be obligated to pay him his then current rate of base salary for a period of one (1) year following termination.

Mr. Graves. The employment agreement with Mr. Graves, entered into as of September 24, 2012, provides for a five-year initial term with one-year automatically renewable extensions thereafter until terminated.  Under the agreement, we agreed to pay Mr. Graves an annual base salary of $240,000, with the possibility of a bonus based on board-determined performance-based criteria.  We do not anticipate paying a bonus in the immediate future.  In the event that Mr. Graves’ employment agreement is terminated by us without “Cause”, as that term is defined in his employment agreement, we will be obligated to pay Mr. Graves an amount equal to the sum of his then-current rate of base salary that would have been payable had he remained employed by us during the remainder of the term of his employment agreement in effect immediately prior to the date of termination, payable in accordance with our normal payroll procedures.  In the event that Mr. Graves’ employment agreement is terminated by him in a manner that satisfies the definition of a “Separation from Service for Good Reason”, as that term is defined in the employment agreement, we will be obligated to pay Mr. Graves an amount equal to the sum of his then-current rate of base salary that would have been payable had he remained employed by us during the remainder of the term of his employment agreement in effect immediately prior to the date of termination, payable in accordance with our normal payroll procedures.

We entered into an employment agreement with Mr. Daniel W. Dixon, our chief financial officer, as of January 1, 2013.

Mr. Dixon.  The employment agreement with Mr. Dixon provides that he is an at-will employee and may be terminated for any reason at any time.  Under the agreement, we agreed to pay Mr. Dixon an annual base salary of $187,000, with the possibility of a bonus of up to 70% of base salary based on board-determined performance-based criteria.  In the event that Mr. Dixon’s employment agreement is terminated by us without “Cause”, as that term is defined in his employment agreement, we will be obligated to pay him his then-current rate of base salary for a period of one (1) year following termination.  In the event that Mr. Dixon’s employment agreement is terminated by him in a manner that satisfies the definition of a “Separation from Service for Good Reason”, as that term is defined in the employment agreement, we will be obligated to pay him his then current rate of base salary and annual bonus, if applicable, for a period of one (1) year following the date of his termination.  The Company also committed to establishing a form of employee stock program within the next 12 months, under which Mr. Dixon will receive an initial grant of 50,000 shares of our common stock, and which will vest in full on January 1, 2015, as long as Mr. Dixon remains employed with us.  In October 2013, our Board of Directors adopted our 2013 Stock Incentive Plan, which was ratified by the stockholders at the 2013 Annual Meeting held on November 14, 2013.  On December 13, 2013, the Board of Directors granted the restricted stock award of 50,000 shares of our common stock to Mr. Dixon subject to a vesting period ending on January 1, 2015.

Benefits

Benefits are part of the overall compensation program designed to attract and retain employees including executive officers. The named executive officers participate in the same benefit programs as our general employee population, which currently include medical, dental, and AD&D coverage.

Employee Stock Compensation

At the 2013 Annual Meeting, the stockholders ratified the 2013 Stock Incentive Plan.  The Plan, which is administered by a committee, which is initially the Compensation Committee of the Board of Directors, will enable the Company to retain and attract employees, officers, consultants, independent contractors and directors capable of assuring the future success of the Company, to offer such persons incentives to put forth maximum efforts for the success of the Company’s business and to afford such persons an opportunity to acquire a proprietary interest in the Company.

The Plan authorizes the granting of the following types of awards to Participants:

•	Incentive Stock Option or a Non-Qualified Stock Option;
•	Stock Appreciation Rights;
•	Restricted Stock;
•	Restricted Stock Unit;
•	Performance Award; and
•	Dividend Equivalent or Other Stock-Based Grant under the Plan

Four million shares were initially approved for use in the plan.  As of December 31, 2013, the Company awarded 50,000 shares to Mr. Dixon, our Chief Financial Officer.  The award will vest on January 1, 2015, as long as Mr. Dixon satisfies the terms of his employment agreement.

Compensation decision process

Until the establishment of our independent-member compensation committee during 2013, compensation decisions were made by our chairman in consultation with our senior lender, Third Eye.

In 2014, we expect that our compensation committee will assume the responsibility of overseeing the compensation process for our chief executive officer and our chairman.  The compensation committee plans to hire a compensation consultant in the next six months to review our compensation program as well as current levels of compensation.  Our chief executive officer will review the performance of our other named executive officers, and make recommendations to the compensation committee for compensation.

Director Compensation

On March 1, 2013, the board adopted an Independent Director Compensation Policy under which independent non-employee directors will receive an annual fee of $35,000, prorated based on the number of months the director serves on the board in any fiscal year, paid in either cash or our common stock at the discretion of the Company.  Independent non-employee directors also will receive reimbursement for reasonable travel expenses incurred to attend board and committee meetings during their term of office.   In 2012, no compensation was earned by or stock awards awarded to any of our directors.  In 2013, the following was earned by our independent non-employee directors:

		Earned
Name	Year	Fee

J. Bradley Davis	2013	$29,050
John P. Proctor	2013	$29,050
James R. Treptow	2013	$4,550
William J. Weyand	2013	$29,050

On February 7, 2014, the Company elected to pay the 2013 fee in common stock.  The amount of shares was calculated based on the closing price of $1.20 on that day:

		Common Stock
Name	Year	(in shares)

J. Bradley Davis	2013	24,208
John P. Proctor	2013	24,208
James R. Treptow	2013	3,792
William J. Weyand	2013	24,208

No compensation was paid to any of our directors who are also employees.  Their compensation is reflected in the summary compensation table above.

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

The amounts and percentages are based on 81,048,806 shares of common stock issued as of February 17, 2014, except as noted for convertible noteholders and warrantholders. As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is considered the beneficial owner of securities that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within such 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of our common stock, except to the extent authority is shared by spouses under community property laws. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of the Company, at its Cincinnati office, 312 Walnut Street, Suite 1600, Cincinnati, Ohio 45202.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage
5% Stockholders:
Trust 3 dtd. December 1, 2005 (1)	9,000,000	11.10%
Strative Capital Ltd. (2)	10,312,500	11.29%
Strative Capital Ltd. (3)	10,312,500	11.29%

Executive Officers and Directors:
Harry H. Graves (4)	32,383,946	39.96%
Steven C. Vick (5)	480,000	*
Ernest K. Jacquet (6)	434,471	*
J. Bradley Davis (7)	2,749,485	3.39%
John P. Proctor (8)	223,064	*
William J. Weyand (9)	63,882	*
James R. Treptow (10)	141,522
Daniel W. Dixon (11)	78,105	*
Lynne R. Graves (12)	32,383,946	39.96%

All executive officers and directors as a group:
(9 persons)	36,554,475	45.10%

Total Shares Outstanding:	81,048,806	100.00%

*	Less than 1%
(1)	Fifth Third Bank, 38 Fountain Square Plaza, Floor 17, Cincinnati, OH 45202, Agent for L.C. Davis, Trustee U/A Trust 3, dtd. December 1, 2005.

(2)
100 King Street, Suite 5700, Toronto, ON M5X 1C7 Canada. 4% subordinated secured convertible note due August 31, 2017 convertible into 10,312,500 shares of common stock contains right to vote shares. Ownership percentage is based on total of 91,361,306 shares.

(3)
100 King Street, Suite 5700, Toronto, ON M5X 1C7 Canada. Warrants for 10,312,500 shares of common stock are exercisable at any time through September 24, 2022. Voting power is contingent on exercise of warrants. Ownership percentage is based on total of 91,361,306 shares.

(4)
Based on a Form 4 filed with the SEC on November 20, 2013.  Includes 4,119,570 shares beneficially owned by Mr. Graves’ spouse.  Does not include 40,477 shares that have been reserved but not issued to Mr. Graves.

(5)	Based on a Form 5 filed with the SEC on August 25, 2011.

(6)	Based on a Form 4 filed with the SEC on December 6, 2013. Mr. Jacquet owns 426,501 shares directly. Beneficial ownership includes 7,970 shares owned by his spouse.

(7)
Mr. Davis owns 341,198 shares directly.  Beneficial ownership includes 93,333 shares owned by his spouse, 1,557,142 shares owned by Ridge Advisors Inc., where Mr. Davis is principal, 757,812 shares owned by Ridge Capital Partners LLC, where Mr. Davis is a 50% partner and holds 50% of voting and investment power.

(8)	Based on Form 4 filed with the SEC on February 11, 2014.

(9)	Based on Form 4 filed with the SEC on February 11, 2014.

(10)	Based on Form 4 filed with the SEC on February 11, 2014.

(11)
Based on Form 4 filed with the SEC on December 17, 2013.  Mr. Dixon was granted a restricted stock award consisting of 50,000 shares of common stock by our Board of Directors, pursuant to the Company’s 2013 Stock Incentive Plan.  The grant is subject to a vesting period beginning on the grant date and ending on January 1, 2015 and is not reflected in this table.

(12)	Includes 28,264,376 shares beneficially owned by Mrs. Graves’ spouse. Mrs. Graves is the spouse of our executive chairman, Harry H. Graves.

Equity Compensation Plan Information

As of December 31, 2013, the Company had a stock incentive plan under which our equity securities were authorized for issuance.  Specifically, four million shares are authorized to be issued under the plan.  As of December 31, 2013, 50,000 shares were granted to our chief financial officer under the plan.

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

Acquisition of BOE Energy Asset

On September 24, 2012, Lima Energy Company acquired from GEI, a related party, approximately 200 million BOE energy asset consisting of approximately 50 million net tons of Illinois Basin coal located in Vigo County, Indiana, pursuant to a Purchase and Sale Agreement between Lima Energy and GEI. The purchase price consisted of $25 million in cash and assumed liabilities, and 2.5 million shares of our common stock. The carrying value of the asset on our books is shown as $25,568,863 which reflects the $25 million in cash and assumed liabilities and associated acquisition costs plus the fair value of the 2.5 million shares of common stock USASF issued to GEI using the average share price of shares that were actively traded on the OTCQB on or near the date of the transaction.

Issuance of Common Stock

On September 24, 2012, we issued 1,100,000 shares of common stock for $11,000,000 pursuant to a subscription agreement to GEI. The securities were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder.

Employment Agreements

Harry H. Graves

On September 24, 2012 the Company entered into an employment agreement with Harry H. Graves, our Chief Financial Officer and Chairman of the Board of Directors for the term of ten years.  The agreement states he will receive an annual salary of $240,000 and an annual bonus, at the sole discretion of the Board of Directors, based on the performance of the Company.  On December 31, 2012, he resigned as Chief Financial Officer but continued on as Executive Chairman.

Steven C. Vick

As of September 24, 2012 the Company entered into an employment agreement with Steven C. Vick, our President and Chief Executive Officer.  The agreement states he will receive an annual salary of $277,000 and an annual bonus, at the sole discretion of the Board of Directors, based on the performance of the Company.

Daniel W. Dixon

As of January 1, 2013 the Company entered into an employment agreement with Daniel W. Dixon as our Chief Financial Officer. The agreement states he will receive an annual salary of $187,000 and annual bonus based on performance metrics determined by the Board of Directors at a rate of up to seventy percent (70%) of his salary.

Other Employment

Lynne R. Graves, spouse of our chairman Harry H. Graves, is our corporate secretary and executive vice president-administration.  Mrs. Graves earned $210,000 for the year ended December 31, 2013.  We expect that she will remain employed with us in the upcoming year. She is an at-will employee and is not covered by an employment agreement.

Lima Energy Company EPC Contract

Our subsidiary, Lima Energy Company, expects to enter into a new EPC Contract with Gasification Engineering Corporation (“GEC”) for the construction of Lima Energy Gas 1.  The current contract has been in force since 2006, and will be terminated coincidentally with the new contract.  Our Chairman, Harry H. Graves, is also Chairman and sole shareholder of GEC.  Under this contract, whose terms have been substantially negotiated, GEC will be responsible for providing overall technical direction and project management, with the detailed engineering, procurement and construction being subcontracted to a Design Build Team.  The EPC contract will contain standard warranty provisions from the general contractor and the vendors.  The EPC contract price is expected to be $306.9 million.  The draft contract has been reviewed and approved by our audit committee pursuant to our related party transaction policy.

Lima Energy Company Operations and Maintenance Agreement

We also expect that Lima Energy Company will enter into an operations and maintenance agreement with GEC to operate the Lima Facility. We intend that the terms of this agreement with GEC will be comparable to those available to us from unaffiliated third parties.

Policies and Procedures with Respect to Related Party Transactions

On December 13, 2013, our Board of Directors adopted a written policy regarding the review, and pre-approval of related party transactions. The policy is administered by the Audit Committee of the Board of Directors and includes a description of the types of transactions covered, the standards to be applied in reviewing such transactions and the process for review of such transactions.

Director Independence

Although we are not presently required to have independent directors, at our Annual Meeting on November 14, 2013, our stockholders elected four independent directors (Messrs. Davis, Proctor, Treptow and Weyand) to the board to serve until the next annual stockholders’ meeting.   We intend to comply with future governance requirements to the extent they become applicable to us relating to the number of independent directors composing our board and we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Item 14.  Principal Accounting Fees and Services

The following table presents the fees billed for professional audit services rendered by KWCO, PC for fiscal years 2013 and 2012, professional audit services rendered by BDO USA, LLP for fiscal years 2013 and 2012 (re-audit) and fees billed for other services rendered by BDO USA, LLP for fiscal years 2013 and 2012.

	2013	2012
Audit Fees	$273,991	$114,729
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$273,991	$114,729

The Audit Committee reviewed and approved all audit services provided by BDO USA while the Board of Directors reviewed and approved the audit services provided by KWCO, and concluded that these services were compatible with maintaining its independence.

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

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Board of Directors will consider all relevant facts and circumstances, including the following four basic guidelines:

•	Whether the service creates a mutual or conflicting interest between the auditor and us.

•	Whether the service places the auditor in the position of auditing his or her own work.

•	Whether the service results in the auditor acting as management or an employee of our company.

•	Whether the service places the auditor in a position of being an advocate for our company.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements: See Index to Consolidated Financial Statements on page F-1.

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
4.7[5]
Second Lien Parent Guaranty by and between USA Synthetic Fuel Corporation and Third Eye Capital Corporation, as administrative agent for the unit purchasers under the Unit Purchase Agreement, dated September 24, 2012

4.8[5]
 Second Lien Subsidiary Guaranty by and among Cleantech Energy Company, Cleantech Corporation, and Third Eye Capital Corporation, as administrative agent for the unit purchasers under the Unit Purchase Agreement, dated September 24, 2012

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

10.1[2]	License Agreement between GEC and Lima Energy Company, dated April 18, 2003.
10.2[1]	Revision to License Agreement between GEC, Lima Energy Company, and ConocoPhillips, July 30, 2003
10.3[1]	EPC Agreement Lima Energy Company and Gasification Engineering Corp -

No.	Description
10.4[1]	Reserved by Company
10.5[1]	Amended and Restated SNG Purchase and Sale Agreement- August 13, 2007
10.5a[1]	First Amendment, effective as of January 1, 2008, P&G Restated SNG Agreement
10.5b[1]	Second Amendment, effective as of June 1, 2008, P&G Restated SNG Agreement
10.5c[1]	Third Amendment, effective as of July 2008, P&G Restated SNG Agreement
10.5d[1]	Fourth Amendment, effective as of October 30, 2008, P&G Restated SNG Agreement
10.5e[1]	Fifth Amendment, effective as of January 1, 2009, P&G Restated SNG Agreement
10.5f[1]	Sixth Amendment, effective as of April 1, 2009, P&G Restated SNG Agreement
10.5g[1]	Seventh Amendment, effective as of July 1, 2009, P&G Restated SNG Agreement
10.5h[1]	Eighth Amendment, effective as of October 1, 2009, P&G Restated SNG Agreement
10.5i[1]	Ninth Amendment, effective as of April 1, 2010, P&G Restated SNG Agreement
10.5j[1]	Letter Amendment Definition of Facility, effective October 28, 2008, P&G Restated SNG Agreement
10.6[1]	Form of Indemnification Agreement entered into by and between USA Synthetic Fuel Corporation and each of its directors, executive officers, and key consultants
10.7[2]	Carbon Dioxide Sales Agreement, dated March 17, 2008, by and between Lima Energy Company and Cambridge Resources, LLC.
10.8[1]	Stock Purchase Agreement Among USA Synthetic Fuel Corporation, Global Energy, Inc., and Lima Energy Company, June 11, 2010
10.9[1]	Senior Secured Note by USA Synthetic Fuel Corporation to the order of Global Energy, Inc., June 11, 2010
10.10[1]	Energy Contract: Barrel of Oil Equivalent (BOE) Purchase & Sale Agreement between Cleantech Energy Company and Interfuel E&P Ltd., June 18, 2010
10.11[2]	Strategic Alliance Agreement, dated December 21, 2006, between Global Energy, Inc. and Oxbow Carbon & Minerals LLC
10.12[2]	Draft - Real Estate Acquisition and Development Agreement by and between The City of Lima, Ohio and Lima Energy Company, Dated as of July 1, 2010 - Draft version subject to change
10.13[3]	First Amendment to Senior Secured Note by USA Synthetic Fuel Corporation to the order of Global Energy, Inc., dated March 15, 2011
10.14[3]	Investment Agreement between Kodiak Capital Group, LLC and USA Synthetic Fuel Corporation, dated April 6, 2011
10.15[3]	Registration Rights Agreement between Kodiak Capital Group, LLC and USA Synthetic Fuel Corporation, dated April 6, 2011
10.16[4]	Reserve Equity Financing Agreement between AGS Capital Group, LLC and USA Synthetic Fuel Corporation, May 16, 2011
10.17[4]	Registration Rights Agreement between AGS Capital Group, LLC and USA Synthetic Fuel Corporation, May 16, 2011
10.18[5]	Purchase and Sale Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company and Global Energy, Inc., dated as of September 24, 2012
10.19[5]	Employment Agreement by and between USA Synthetic Fuel Corporation and Steven C. Vick, dated September 24, 2012**
10.20[5]	Employment Agreement by and between USA Synthetic Fuel Corporation and Harry H. Graves, dated September 24, 2012**
10.21[6]	Real Estate Acquisition and Development Agreement by and between The City of Lima, Ohio and Lima Energy Company, dated October 26, 2012
10.22[8]	Employment Agreement by and between USA Synthetic Fuel Corporation and Daniel W. Dixon, effective as of January 1, 2013**
10.22[9]	Independent Directors Compensation Policy
10.23[10]	Ultra Clean Synthetic Crude Purchase and Sale Agreement by and between Husky Marketing and Supply Company and Lima Energy Company, dated September 27, 2013+
10.24[11]
USA Synthetic Fuel Corporation 2013 Stock Incentive Plan: Proposal 5 – Approval of the USA Synthetic Fuel Corporation 2013 Stock Incentive Plan” (pages 15 through 18) and Appendix A (pages 25 through 36) of the Company’s proxy statement on Schedule 14A filed with the U.S. Securities and Exchange Commission on October 28, 2013.

10.25[12]	Form of Service-Based Award Agreement

No.	Description
10.26[12]	Form of Performance-Based Award Agreement
10.27[8]	Employment Agreement by and between USA Synthetic Fuel Corporation and Daniel W. Dixon, effective as of January 1, 2013**

21.1[1]	Subsidiaries of USA Synthetic Fuel Corporation
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 or Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INSA*	XBRL Instance Document
101.SCHA*	XBRL Taxonomy Extension Schema Document
101.CALA*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEFA*	XBRL Taxonomy Extension Definition Linkbase Document
101.LABA*	XBRL Taxonomy Extension Label Linkbase Document
101.PREA *	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement.

[1]	Incorporated by reference from Registrant’s Registration Statement on Form 10 filed on July 29, 2010

[2]	Incorporated by reference from Registrant’s Registration Statement on Amendment No. 1 to Form 10 filed on October 21, 2010

[3]	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on April 10, 2011

[4]	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 25, 2011

[5]	Incorporated by reference from Registrant’s Current Report on Form 8-K, Amendment 1, filed on October 3, 2012

[6]	Incorporated by reference from Registrant’s Current Report on Form 8-K, filed on November 1, 2012

[7]	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2012

[8]	Incorporated by reference from Registrant’s Current Report on Form 8-K, filed on December 3, 2012

[9]	Incorporated by reference from Registrant’s Current Report on Form 8-K, filed on March 6, 2013

[10]	Incorporated by reference from Registrant’s Quarterly Report on form 10-Q, filed November 13, 2013
[11]	Incorporated by reference from Registrant’s proxy statement on Schedule 14A filed with the U.S. Securities and Exchange Commission on October 28, 2013
[12]	Incorporated by reference from Registrant’s Current Report on Form 8-K, filed on December 19, 2013.

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

Dated February 21, 2014	USA SYNTHETIC FUEL CORPORATION

By: /s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

By: /s/ Daniel W. Dixon
Name: Daniel W. Dixon
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and as of February 21, 2014.

Signature	Title

/s/ Daniel W. Dixon	Chief Financial Officer
Daniel W. Dixon	(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Dr. Steven C. Vick	President, Chief Executive Officer
Dr. Steven C. Vick	(Principal Executive Officer)
Director

/s/ Harry H. Graves	Director
Harry H. Graves

/s/ J. Bradley Davis	Director
J. Bradley Davis

/s/ John P. Proctor	Director
John P. Proctor

/s/ James R. Treptow	Director
James R. Treptow

/s/ William J. Weyand	Director
William J. Weyand

/s/ Ernest K. Jacquet	Director
Ernest K. Jacquet

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

USA SYNTHETIC FUEL CORPORATION	Page

Report of Independent Registered Public Accounting Firm BDO USA, LLP	F-2

Consolidated Balance Sheet as of December 31, 2013 and December 31, 2012	F-3

Consolidated Statement of Operations for the Period November 30, 2009 (Inception) to December 31, 2013 and for the Years Ended December 31, 2013 and 2012	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period November 30, 2009 (Inception) to December 31, 2013 and for the Years Ended December 31, 2013 and 2012	F-5

Consolidated Statement of Cash Flows for the Period November 30, 2009 (Inception) to December 31, 2013 and for the Years Ended December 31, 2013 and 2012	F-6

Notes to Consolidated Financial Statements	F-8

Board of Directors and Stockholders
USA Synthetic Fuel Corporation
(Development Stage Company)
Washington, D.C.

We have audited the accompanying consolidated balance sheets of USA Synthetic Fuel Corporation (Development Stage Company), as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for two years ended December 31, 2013 and the period from November 30, 2009 (inception) to December 31, 2013.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Synthetic Fuel Corporation (Development Stage Company) at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years ended December 31, 2013 and the period from November 30, 2009 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ BDO USA, LLP

Bethesda, MD
February 21, 2014

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
	December 31,
	2013	2012
Assets
Current Assets
Cash and Cash Equivalents	$564,591	$2,996,312
Prepaid Expenses	19,967	7,500
Prepaid Interest	-	2,185,923
Total Current Assets	584,558	5,189,735
Property, Plant & Equipment
Lima Energy Project	4,682,305	2,629,584
Furniture & Fixtures, net	12,526	5,123
Total Property, Plant & Equipment	4,694,831	2,634,707
Other Assets
Restricted Cash	2,001,241	3,001,609
Escrowed Cash	-	250,000
BOE Energy	25,568,863	25,568,863
Total Other Assets	27,570,104	28,820,472
Total Assets	$32,849,493	$36,644,914
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$905,086	$313,854
Advances from Related Parties	154,257	154,257
Accrued Expenses	3,985,771	139,058
Payroll Liabilities	1,407,545	1,398,068
Note Payable - Short Term	1,200,000	-
Land Purchase Liability	200,000	100,000
Total Current Liabilities	7,852,659	2,105,237
Long Term Liabilities
Land Purchase Liability	100,000	200,000
Stock Warrant Liability	15,677,000	2,460,000
Notes Payable, net of debt discount of $4,868,769 and $5,367,601, at December 31, 2013 and 2012, respectively	30,131,231	27,882,399
Total Long Term Liabilities	45,908,231	30,542,399
Total Liabilities	53,760,890	32,647,636
Stockholders' Equity (Deficit)
Preferred Stock, $0.0001 par value, 9,925,153 shares
authorized, none issued or outstanding	-	-
Series A Super Voting Preferred Stock, $0.0001 par value,
2 shares authorized, none issued or outstanding	-	-
Series B Preferred Stock, $0.0001 par value, 74,845 shares
authorized, none issued or outstanding	-	-
Common Stock, $0.0001 par value, 300,000,000 shares
authorized, 80,782,390 and 80,682,390 shares issued
and outstanding at 2013 and 2012	8,078	8,068
Additional Paid-in Capital	21,918,926	20,047,002
Deficit Accumulated during the Development Stage	(42,838,402)	(16,057,793)
	(20,911,398)	3,997,277
Non-controlling Interest	1	1
Total Stockholders' Equity (Deficit)	(20,911,627)	3,997,278
Total Liabilities and Stockholders' Equity (Deficit)	$32,849,493	$36,644,914

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative Total
			November 30,
			2009 (Inception) to
	Years Ended December 31,		December 31,
	2013	2012	2013
Cost and Expenses

General and Administrative Expenses	$7,165,660	$2,008,812	$12,416,057
Impairment Expense	-	-	6,439,429
(Loss) from operations before other
Income (expense) and income taxes	(7,165,660)	(2,008,812)	(18,855,486)

Other Income (Expense)

Other Income	4,481	70,812	75,293
Derivative Expense	(13,217,000)	(1,766,500)	(14,983,500)
Interest Expense	(6,402,430)	(2,081,219)	(9,074,709)
Total Other Income (Expense)	(19,614,949)	(3,776,907)	(23,982,916)

(Loss) before Income Taxes	(26,780,609)	(5,785,719)	(42,838,402)

Provision for Income Taxes	-	-	-

Net (Loss)	$(26,780,609)	$(5,785,719)	$(42,838,402)

Net Loss per Common Share - Basic
and Diluted	$(0.33)	$(0.07)

Weighted Average Number of Common
Shares Outstanding	80,707,390	78,027,628

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period November 30,2009 (inception) to December 31, 2009, For the years ended December 31, 2010, 2011, 2012 and 2013

	Series A		Series B						Deficit
	Preferred Stock		Preferred Stock		Common Stock				Accumulated During
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Retained Deficit	Development Stage	Total
Balance November 30, 2009 prior to Restructure in anticipation of Subsidiary Acquisition on December 4, 2009	2	$-	-	$-	159,100	$16	$47,849,914	$(47,849,930)	$-	$-
Exchange Series A Super Voting Preferred Stock for Series B Preferred Stock	(2)	-	2,095	-	-	-	-	-	-	-
Stockholder Contribution	-	-	-	-	-	-	3,608	-	-	3,608
Acquisition of Subsidiary Recognized as Reverse Merger	-	-	72,750	7	-	-	(47,849,837)	47,849,930	-	100
Conversion of Preferred Stock	-	-	(74,845)	(7)	74,840,900	7,484	(7,477)	-	-	-
Net Loss	-	-	-	-	-	-	-	-	(3,608)	(3,608)
Balance December 31, 2009	-	-	-	-	75,000,000	7,500	(3,792)	-	(3,608)	100
Employee Stock Compensation	-	-	-	-	6,250	-	170,049	-	-	170,049
Stockholder Contribution	-	-	-	-	-	-	145,000	-	-	145,000
Net Loss	-	-	-	-	-	-	-	-	(8,136,081)	(8,136,081)
Balance December 31, 2010	-	-	-	-	75,006,250	7,500	311,257	-	(8,139,689)	(7,820,932)
Shares Issued for Services	-	-	-	-	328,253	33	340,452	-	-	340,485
Shares Exchanged for Debt and Interest	-	-	-	-	1,090,745	109	7,658,219	-	-	7,658,328
Net Loss	-	-	-	-	-	-	-	-	(2,132,385)	(2,132,385)
Balance December 31, 2011	-	-	-	-	76,425,248	7,642	8,309,928	-	(10,272,074)	(1,954,504)
Shares Issued	-	-	-	-	1,100,000	110	10,999,890	-	-	11,000,000
Shares Exchanged for Debt Interest and accrued payroll liabilities	-	-	-	-	657,142	66	22,934	-	-	23,000
Derivative Liability Related to Note Payable Conversion	-	-	-	-	-	-	314,500	-	-	314,500
Shares Exchanged in part for BOE Asset	-	-	-	-	2,500,000	250	399,750	-	-	400,000
Net Loss	-	-	-	-	-	-	-	-	(5,785,719)	(5,785,719)
Balance December 31, 2012	-	-	-	-	80,682,390	8,068	20,047,002	-	(16,057,793)	3,997,277
Adjustment to Prior Period Employee Stock Compensation	-	-	-	-	-	-	(126,297)	-	-	(126,297)
Beneficial Conversion Feature Related to Note Payable	-	-	-	-	-	-	992,000	-	-	992,000
Shares Issued	-	-	-	-	100,000	10	999,990	-	-	1,000,000
Share-based Compensation	-	-	-	-	-	-	6,231	-	-	6,231
Net Loss	-	-	-	-	-	-	-	-	(26,780,609)	(26,780,609)
Balance at December 31, 2013	-	$-	-	$-	80,782,390	$8,078	$21,918,926	$-	$(42,838,402)	$(20,911,398)

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative Total
			November 30,
			2009 (Inception) to
	Years Ended December 31,		December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(26,780,609)	$(5,785,719)	$(42,838,402)
Adjustment to reconcile net loss to net cash
used in operating activities;
Adjustment to prior period employee stock compensation	(116,820)	-	(116,820)
Employee stock compensation	6,231	-	324,888
Debt discount amortization	2,690,832	466,763	3,157,595
Stock issued for services	-	-	340,485
Stock issued for accrued interest	-	-	338,070
Impairment expense	-	-	6,439,429
Depreciation Expense	4,875	-	4,875
Derivative expense	13,217,000	1,766,500	14,983,500
Changes in operating assets and liabilities:
Prepaid expenses	(12,467)	(7,500)	(19,967)
Prepaid interest	2,185,923	(2,185,923)	-
Accounts payable	591,232	(101,246)	905,086
Accrued expenses	3,846,714	120,713	3,985,772
Payroll liabilities	-	44,292	1,681,403
Accrued interest	-	-	252,990
Net cash used in operating activities	(4,367,089)	(5,682,120)	(10,561,096)
CASH USED IN INVESTING ACTIVITIES
Lima Project -- Site Work	(2,052,722)	(628,526)	(2,681,248)
Lima Project - Land	-	(1,701,057)	(1,701,057)
Furniture and Fixtures	(12,278)	(5,123)	(17,401)
BOE Energy	-	(25,168,863)	(25,168,863)
Net cash used in investing activities	(2,065,000)	(27,503,569)	(29,568,569)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,000,000	11,000,000	12,000,100
Advances from related parties	-	38,857	498,761
Notes payable, long term	1,750,000	30,250,000	32,000,000
Loan fees, long term debt	-	(1,773,614)	(1,773,614)
Note payable, short term:
Proceeds	-	52,500	105,500
Payments	-	(135,250)	(135,250)
Escrowed Cash	250,000	(250,000)	-
Restricted Cash	1,000,368	(3,001,609)	(2,001,241)
Net cash provided by financing activities	4,000,368	36,180,884	40,694,256
Net (decrease) increase in cash and cash equivalents	(2,431,721)	2,995,195	564,591
Cash and cash equivalents at beginning of the period	2,996,312	1,117	-
Cash and cash equivalents at end of period	$564,591	$2,996,312	$564,591

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Continued)
			Cumulative Total
			November 30,
			2009 (Inception) to
	Years Ended December 31,		December 31,
	2013	2012	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$759,395	$3,093,288	$3,852,683
Income taxes paid	-	-	-
NON CASH INVESTING AND FINANCING ACTIVITIES
Land Purchase Liability - Installment payments on land purchase	-	300,000	300,000
Lima Project - Land	-	(300,000)	(300,000)
Stock issued for debt and accrued interest – Payment of note payable through issuance of common stock	-	-	7,658,328
Accrued interest	-	-	(591,060)
Note payable, Lima	-	-	(6,439,429)
Advances from related parties – Payroll liability settled with common stock	-	-	(344,504)
Payroll liabilities	-	-	(283,335)
Notes payable – Conversion of notes payable into common stock	-	(23,000)	(23,000)
Common stock	-	66	66
Paid-in capital	-	22,934	22,934
Other Asset	-	-	(1)
Non-Controlling Interest	-	-	1
BOE Energy – Shares issued in acquisition of energy asset	-	(400,000)	(400,000)
Paid-in capital	-	399,750	399,750
Common stock	-	250	250
	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

USA Synthetic Fuel Corporation, or USASF or the Company together with its subsidiaries, is an environmental energy company focused on low cost clean energy solutions from the deployment of proven Ultra Clean BTU Converter technology.  The Company intends to build, own and operate synthetic fuel production facilities, to convert lower value, solid hydrocarbons such as coal, renewable energy resources and petroleum coke into higher value, environmentally cleaner energy sources.  As part of its integrated business strategy, the Company intends to control its solid hydrocarbon feed supply and costs, with flexibility in sourcing, to ensure continued low-cost production to satisfy sales commitments and create acceptable margins from its operations.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cleantech Corporation, Lima Energy Company, Cleantech Energy Company and USASF S.à.r.l., a Luxembourg special purpose vehicle, and have been prepared in accordance with generally accepted accounting principles in the United States.  All intercompany transactions and account balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the report period.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions and conditions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Consolidated Statements of Cash Flows.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Fair Value Estimates

The object of Accounting Standards Codification, or ASC 820, “Fair Value Measurements and Disclosures,” is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

The Company measures fair value of its assets or liabilities in accordance with ASC 820 when fair value measurement is required by US GAAP. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuations techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources; unobservable inputs reflect the Company’s own assumptions.  This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value.  These two types of inputs have created the following fair value hierarchy:

Level 1 - Quoted prices for identical instruments in active markets;

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model–derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuations techniques in which one or more significant inputs or significant value drivers are unobservable.

Stock Warrant Liability – Valued at fair value by using the Monte Carlo simulation model utilizing key input assumptions related to risk free interest rates, volatility and dilutive event probabilities.

Fair Value of Stock Warrants at December 31,
	Market for Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
2013
Stock Warrant Liability	$-	$-	$15,677,000

2012
Stock Warrant Liability	$-	$-	$2,460,000

Level 3 Liabilities
Year Ended December 31,
	2013	2012
	Stock Warrants	Stock Warrants
Balance, beginning of year	$2,460,000	$-
Issuance of Stock Warrant Liability	-	1,008,000
Realized/Unrealized losses	13,217,000	1,452,000
Balance, end of year	$15,677,000	$2,460,000

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying amount of cash and cash equivalents, restricted cash, escrowed cash, prepaid expenses, accounts payable, accrued expenses, short term debt and long term debt approximate fair value.

Income Taxes

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

Basic and Diluted Net Loss per Share

Basic loss per share, or EPS, is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding. We have a 4% subordinated secured convertible note that can be converted into 10,312,500 common shares and also have issued warrants for 10,312,500 common shares that are potentially dilutive. Diluted earnings per share exclude all potentially dilutive shares because their effect is anti-dilutive.

Furniture & Fixtures

Furniture and Fixtures are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally three to fifteen years.

Lima Energy Project

Real Estate property is stated at cost.  Major additions and improvements are capitalized, while property maintenance is charged to current operations.

Expenditures associated with our Btu Converter facility and Technology Innovation Center are being capitalized.  Our Btu Converter facility and Technology Innovation Center are currently in the process of being constructed and are not in use, therefore, expenditures for both facilities are not being depreciated.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

We account for stock-based compensation under ASC 718, “Compensation-Stock Compensation”. The Codification requires that all stock-based compensation be recognized as expense in the consolidated financial statements and such cost be measured at the fair value of the award at the grant date.  An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense.  ASC 718 requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows.  During the year ended December 31, 2013 the Company issued a stock award of 50,000 shares to our Chief Financial Officer and no stock options or warrants and during the year ended December 31, 2012, the Company issued no stock awards to employees and issued no stock options or warrants in connection with employee compensation. We did not have any stock plans prior to 2013 but have occasionally settled obligations through the issuance of our common stock.

Concentration of Credit Risk and Fair Value of Financial Instruments

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. During 2013, federal insurance coverage reverted back to the original amount of $250,000 per depositor at each financial institution, and our non-interest bearing cash balances from time to time exceeded federally insured limits.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2013 and 2012 amounted to $6,722 and $29,855, respectively. Since inception in November 2009, we have incurred $108,627 in advertising costs.

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed.

Reclassifications

Certain reclassifications have been made to previously reported amounts, so that the prior year’s presentation is comparative with the current year’s presentation.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

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

As of December 31, 2013, since inception, we have incurred  $42,838,402 in net losses of which $25,472,022 were non-cash expenses. We have $564,591 of cash on hand and have an additional $2,001,241 currently in restricted funds which we anticipate being able to use all or part of for working capital purposes. We anticipate further losses during the development stage and it is reasonably possible that we will not be able to fund our operations or comply with certain financial covenants over the next 12 months without taking certain actions.  Such actions include, but are not limited to modifying current debt agreements, entering into new debt agreements, issuing capital stock, reducing operating expenses and liquidating assets.

We currently have major capital transactions underway that are targeted to be complete in the near future and could have access to reserve equity lines if we meet certain requirements. These transactions are discussed in more detail in the “Future Capital Requirements” section of this filing.  In addition, we have major fuel assets and the rights to fuel assets valued in excess of $100 million that may be utilized to increase liquidity. There can be no assurance that these capital transactions will be completed or asset liquidations would get completed in the targeted timeframe, which could impact our ability to have sufficient resources to meet our objectives raising doubt as the Company’s ability to continue as a going concern.

Note 4 – COMMON STOCK

The Company is the successor company to Big Star Entertainment, Inc., or BGST, following a reverse merger undertaken pursuant to an Exchange Agreement dated as December 4, 2009 between Cleantech Corporation (originally known as USA Synthetic Fuel Corporation) and BGST.  Under the Exchange Agreement, all of the outstanding shares of Cleantech Corporation common stock (100 shares), which were owned by Global Energy, Inc., or GEI, were exchanged for 97% (72,750,000 shares) of the newly authorized and issued common shares of USASF, after giving effect to certain surrenders, conversions and a reverse split of the then outstanding shares of BGST common stock.  The remaining 3% (2,250,000 shares) of the Company’s authorized and issued common stock consisted of 2,090,900 newly issued shares, which were owned by the former holder of BGST’s Series A Super Voting preferred shares, and 159,100 of registered shares, which were owned by BGST common stockholders immediately prior to the reverse merger.

The total number of shares of stock the Company is authorized to issue is 310,000,000, consisting of two classes:

•	300,000,000 shares of common stock, $0.0001 par value.
•	10,000,000 shares of all series of preferred stock, $0.0001 par value.

The Company’s Board of Directors is authorized to designate the rights and privileges of each series of preferred stock issued.  The following designated series of preferred have been authorized but no shares are issued as of December 31, 2012:

 Series A Super Voting Preferred Stock, or Series A,

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

Note 4 – COMMON STOCK (continued)

•	Authorized number of shares is two (2) (none issued).
•	Number of authorized shares may not be increased or decreased without written consent of the holders of the Series A.
•	Shares not entitled to receive dividends.
•	Each share of the Series A shall entitle the holder to vote those numbers of common shares equivalent to the authorized common shares of the Company.
•	Each share of Series A shall be redeemable at any time by the Company for $110,000.
•	The Series A Super Voting Preferred stock was exchanged for 2,095 shares of Series B stock in December 2009.

Series B Preferred Stock

•	Authorized number of shares is seventy four thousand eight hundred and forty five (74,845).
•
Each share of Series B shall be convertible into one thousand (1,000) shares of common stock and entitles the holder thereof to vote those number of common shares at any time based on the conversion ratio.

•	Upon any liquidation, dissolution or winding up of the Company, the holders of the Series B, will be treated as common stockholders.
•	The Series B stock was converted into shares of common stock in December 2009. There are no outstanding shares of Series B Preferred Stock.

The Exchange Agreement included a provision that the owners of the Series A Super Voting preferred stock could not be diluted in their ownership percentage by transactions related to future asset acquisitions from Global Energy, Inc.  This provision terminated on September 24, 2010 when the Company’s Form 10 became effective.

Stock Rights

Shares Issued for Services

In 2010, the Company employed four (4) individuals whereby a portion of their salary expense was accrued and payable in the Company’s common stock, consisting of an aggregate value of $170,049, During 2010, 6,250 shares of common stock was paid in consideration for $43,752 in salary expense.  During 2013, management determined that there had been an immaterial error made in a prior period related to stock based compensation.  As of December 31, 2013, an aggregate value of $126,297 was adjusted from additional paid-in capital to accrued payroll liabilities. Also, we adjusted accrued payroll liabilities $116,820 resulting in a reduction to salary expense.

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
December 31, 2013 and 2012

Note 4 – COMMON STOCK (continued)

Shares Exchanged for Debt and Interest (continued)

In 2011, the Chief Financial Officer agreed to convert his accrued salary into shares of common stock at $7 per share, or 40,477 shares amounting to $283,335.  This amount is reflected in both common stock and additional paid-in capital.

In 2011, the Company issued 1,004,356 shares of common stock in exchange for note principal and accrued interest, aggregating $7,030,489, owed to Global Energy, Inc.  On May 24, 2012 and June 7, 2012 the Company converted notes payable of $8,000 and $15,000 into 657,142 common shares.

Cleantech Energy Company Preferred Stock

The Company’s wholly owned subsidiary, Cleantech Energy Company issued 714,041 shares of no par value preferred stock to the owner of the solid hydrocarbons to be used in the gasification process in 2010 (See Note 8).

Stock Issuance

On October 23, 2013 the Company issued 100,000 shares of common stock for $1 million.

On September 24, 2012 the Company issued 1,100,000 shares of common stock to Global Energy, Inc. for $11 million.

On September 24, 2012, the Company issued 2,500,000 shares of common stock to Global Energy, Inc. as part of the purchase price of the Indiana BOE Energy Asset.

Warrants

On September 24, 2012 the Company issued a warrant to purchase 10,312,500 shares of the Company’s common stock for $0.48 with a life of ten (10) years.  The warrant was issued in connection with a convertible note payable.  The aggregate value of the warrant shares was $1,008,000 and was recorded as debt discount. The Company is accounting for this warrant as a liability and recognized $13,217,000 and $1,452,000 in derivative losses to reflect fair value of the warrant as of December 31, 2013 and 2012, respectively.  The Monte Carlo simulation model was used to compute the value of the warrant and the assumptions used were:

	Years Ended December 31,
	2013	2012
Risk free interest rate	2.79%	1.73%

Volatility (Rounded)	80.00%	80.00%

Probability of non-dilution event	95%	95%

Probability of dilution event	5%	5%

Risk-free interest rate – This is the yield on U.S. Treasury Securities posted at the date of grant having a term equal to the expected life of the warrant.

Expiration date – This is the period of time over which the warrant granted is exercisable.  Warrants granted by the Company had a maximum term of ten (10) years.

Expected volatility – Actual changes in the market value of stock are used to calculate the volatility assumption.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

Note 4 – COMMON STOCK (continued)

Warrants (continued)

Probability of non-dilution event – This is the likelihood that the Company will not initiate an event that would trigger the “down round” anti-dilution protection in the Warrant.

Probability of dilution event – This is the likelihood that the Company will initiate an event that would trigger the “down round” anti-dilution protection in the Warrant.

Stock Based Compensation

On October 17, 2013, our Board of Directors adopted the 2013 Stock Incentive Plan, (the “2013 Plan”).  The 2013 Plan was approved by our stockholders at our Annual Meeting of Stockholders on November 14, 2013. The 2013 Plan is a broad based equity compensation plan that provides for grants of restricted stock, stock options and performance awards. Shares of common stock issued under the 2013 Plan may be made available from authorized but unissued common stock or common stock we acquire. If any shares of our common stock are covered by an award that is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), such shares will again be available for issuance under the 2013 Plan. The 2013 Plan authorizes the issuance of up to 4,000,000 shares of common stock. As of December 31, 2013, there were 3,950,000 shares available for future grants.

We may make long term incentive awards annually to employees under the 2013 Plan. Generally, awards vest over time, subject to the employee's continued employment.  Equity compensation expense for these awards is recognized in general and administrative expenses over the award’s requisite service period (generally, the vesting period of the award). The fair value of the restricted stock units at the grant date is amortized on a straight-line basis over the vesting period and recorded as an expense for the year ended December 31, 2013, we recorded an expense of $6,231.  As of December 31, 2013, unrecognized costs related to the unvested shares totaled $74,769 to be recognized over the vesting period, the shares will be fully vested on January 1, 2015. We expect all unvested awards to vest.  For the year ended December 31, 2012 we had no equity compensation expense.

Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and is subject to forfeiture in certain circumstances. The fair value of restricted stock awards is based on the closing price of the common stock on the grant date.

Stock Options. Stock options could be granted with an exercise price equal to the closing price of our common stock on the grant date and generally have a 10-year term. We determine the fair value of stock options at the grant date using an option pricing model. As of December 31, 2013, there were no outstanding stock option awards.

Performance Shares. Performance shares are long-term incentive opportunities, which are payable in common stock or cash and are generally contingent upon our achieving certain financial goals.  As of December 31, 2013, there were no outstanding performance awards.

Other. There was no tax benefit recognized in 2013 related to equity-based compensation, as we record a full valuation allowance against our deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.

NOTE 5 – INCOME TAXES

We account for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 5 – INCOME TAXES (continued)

amounts, using currently enacted tax laws. If necessary, a valuation allowance is established, based on the weight of available evidence, to reduce deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of sufficient future taxable income. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

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

The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
US federal and state tax/(benefit) at
statutory rates	(9,373,213)	(2,025,002)
Permanent differences:
Stock warrant mark to market	4,625,950	508,200
Other	348,134	477
Valuation allowance change	4,399,129	1,516,325
Income tax (benefit)	$–	$–

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 5 – INCOME TAXES (continued)

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes.  The significant components of future income tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013		2012
Net operating loss		$4,985,286		$1,877,899
Employee compensation		492,641		522,080
Asset impairment		175,763		175,763
Stock-based compensation		2,181		-
Redemption fee		221,840		46,700
Short term note payable debt cost		385,000		-
Legal accrual		1,050,000		-
Long term note payable debt cost		22,822		-
Beneficial conversion feature		(313,962)		-
Total deferred tax assets		7,021,571		2,622,442
Valuation allowance		(7021,571)		(2,622,442)
Net deferred tax assets		$–		$–
Total deferred income tax (liability)	$		$

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

The net operating loss carryforwards for income tax purposes are approximately $14,244,000 and will begin to expire in 2029.

Pursuant to Section 382 of the Internal Revenue Code, use of Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership greater than 50% in a moving three year period.  Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date.

Tax Uncertainties

The Company follows the provisions of ASC 740-10, which applies to all tax positions related to income taxes. ASC 740-10 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At December 31, 2013 and 2012, the company had no interest or penalties accrued.

At December 31 2013 and 2012, the Company does not have unrecognized tax benefits that if recognized would effect the Company’s tax provision.

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
December 31, 2013 and 2012

NOTE 6 – GUARANTEES AND INDEMNIFICATIONS

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity.  The term of the indemnification period is for the officer or director’s lifetime.  The maximum amount of potential future indemnification is unlimited; however, we plan to have a director and officer insurance policy that will limit our exposure and may enable us to recover a portion of any future amounts paid.  We believe the fair value of these indemnification agreements is nominal.  Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2013.

NOTE 7 – ASSET ACQUISITIONS

On September 24, 2012, Lima Energy acquired a BOE Energy Asset, consisting of an estimated 50 million net tons of Illinois Basin coal located in Vigo County Indiana from GEI pursuant to a Purchase and Sale Agreement between Lima Energy and GEI. The purchase price comprised of $25 million in cash and 2.5 million shares of common stock of USASF.  The carrying value of the asset on the Company’s books is shown as $25,568,863 which reflects the $25 million in cash and associated acquisition costs plus the fair value of the 2.5 million shares of common stock USASF issued to GEI using the average share price of shares that were actively traded on the OTCQB on or near the date of the transaction.

Third Eye Capital Corporation, as agent for the note holders, holds the mortgage on the property, as more fully described herein under “Note Purchase Agreement” and “Unit Purchase Agreement.”  In connection with the Purchase and Sale Agreement, Lima Energy assumed the obligations of GEI under: (i) a demand promissory note dated June 5, 2012 in the original principal amount of $14 million payable to the GEI Notes Agent, or the “First GEI Note”, (ii) a demand promissory note dated September 24, 2012 in the original principal amount of $11 million payable to the GEI Notes Agent, or the “Second GEI Note” and together with the “First GEI Note”, or the “GEI Notes”, (iii) the Mortgage Assignment of Production, Security Agreement, Fixture Filing and Financing Statement by GEI in favor of the GEI Notes Agent, effective June 5, 2012, which was superseded by the First Lien Mortgage, and (iv) certain other loan documents ancillary to the First GEI Note and the Second GEI Note. The GEI Notes were payable on demand and were repaid by Lima Energy on September 24, 2012, as described herein under “Note Purchase Agreement”.

On October 26, 2012 Lima Energy Company, entered into a Real Estate Acquisition and Development Agreement pursuant to which Lima Energy purchased 63 acres of land from the City of Lima, Ohio, or the City, on which it is constructing an environmental energy park with synthetic fuel productions facilities.  The purchase price was $1.5 million.  In connection with the acquisition, Lima Energy agreed that certain funds will be contributed to a non-profit entity over the term of the Agreement for the benefit of long term economic development within the City.  At the signing of the Agreement, Lima Energy made an initial contribution of $100,000.  It will contribute $100,000 per year for the next three years, and, commencing on the second calendar year immediately following commencement of commercial operations, it will contribute annually for 20 years, the lesser of $5.0 million or 10% of net distributable cash flow of the Project, as those terms are defined in the Agreement.  As of December 31, 2013, the second payment of $100,000 had not been made.

The City has the right to repurchase the Property for a purchase price of $1,500,000 on or after November 1, 2017, if the market value of the Property at the time of exercise of the repurchase right as shown on the real property tax duplicate of County of Allen, Ohio is less than $2,500,000.  Upon the City’s delivery of written notice to the Company of its exercise of its right to repurchase the Property, and delivery of the purchase price of $1,500,000, title to the Property shall revert to the City.  All liens on the Property granted by the Company shall be (i) subordinate to the City’s right to repurchase the Property and the reversion of title to the Property and (ii) to the extent permitted by law, extinguished upon the reversion of the title to the Property to the City upon the City’s exercise of its right to repurchase the Property, provided that any lien so extinguished shall attach automatically and without interruption to all proceeds of the Property arising from such repurchase.   The right of the City to repurchase the Property shall automatically terminate on the earlier to occur of the following, or Repurchase Termination Date: (i) the date the Company provides to the City reasonable evidence that the market value of the Property shown on the real property taxes duplicate of the County of Allen, Ohio, equals or exceeds $2,500,000 or (ii) November 1, 2020. Upon such termination, at the Company’s request, the City shall promptly execute an instrument duly acknowledged by a notary and in recordable form prepared by the Company acknowledging and confirming the termination of the City’s right to repurchase the Property.  On December 12, 2013 the City of Lima terminated its right to repurchase the Property after it was satisfied that the Company had invested over $2.5 million in the property since the purchase.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 8 – BORROWING

Short-Term

On November 16, 2011, the Company issued an 8% Convertible Note Payable to a third party for $53,000.  The Holder of the note had the right to convert the outstanding principal and interest amounts into shares of common stock at a specified conversion price at a date of least 180 days from the date of the note and no later than the maturity date of August 21, 2012.  On May 24, 2012, the Holder converted $8,000 of the principal for 228,571 shares of our common stock.  On June 7, 2012, the Holder converted $15,000 of the principal for 428,571 shares of our common stock.  The balance of the note was paid off on July 19, 2012.

The conversion right of this convertible note was accounted for as an embedded derivative.  As of the transaction date, the value of the embedded derivative was immaterial. Subsequently during 2012, using the mark to market approach, the Company computed the embedded derivative value to be $314,500 on the conversion date using the Black-Sholes pricing model.  The conversion option liability was extinguished on the settlement date of the note payable. The value of the embedded derivative value was computed using the Black-Sholes model.

On January 17, 2012, the Company issued an 8% convertible promissory note to a third party for $32,500.  The Holder of the note has the right to convert the outstanding principal and interest amounts into shares of common stock at a specified conversion price at a date at least 180 days from the date of the note and no later than the maturity date of October 19, 2012.  The balance of the note was paid off on July 18, 2012.

On March 12, 2012, the Company issued an 8% convertible promissory note to an unrelated third party for $20,000.  The Holder of the note has the right to convert the outstanding principal and interest amounts into shares of common stock as a specified conversion price at a date at least 180 days from the date of the note and no later than the maturity date of December 14, 2012  The balance of the note was paid off on July 24, 2012.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 8 – BORROWING (continued)

Short-Term (continued)

Amount
Balance, December 31, 2011	$53,000
Borrowings	52,500
Penalty Interest	52,750
Conversion of notes	(23,000)
Payment of Principal, July 2012	$(135,250)
Balance, December 31, 2012	–

On November 18, 2013, we issued a 4% secured convertible note in the amount of $1,200,000 to Third Eye Capital Corporation of Toronto, Canada, or Third Eye, as administrative agent for the holders.  This note was issued under the provisions of the Note Purchase Agreement discussed below. The principal amount and any unpaid accrued interest are due November 18, 2014.  The principal amount and any unpaid accrued interest can be repaid by the issuer in cash or common stock at any time prior to the maturity date.  The note bears interest at the rate of 4% per annum and commences accruing on February 1, 2014.  This note is for the fee to obtain a $60 million standby letter of commitment from Third Eye.

Long Term

On September 24, 2012 the Company entered into a “Note Purchase Agreement” and “Unit Purchase Agreement” with Third Eye Capital Corporation, as agent for the note holders.  These agreements include notes with various terms and provisions as set forth below:

Note Purchase Agreement

•	$30,000,000 10% secured note due August 31, 2015.

•
$1,500,000 redemption fee payable in full on maturity of the note.  This fee is being accrued ratably over the three (3) years note period and recognized as interest expense.  Expense for the years ended December 31, 2013 and 2012 was $500,397 and $133,433, respectively.

•	Note secured by all assets of the consolidated company.

•
$3,000,000 of the note proceeds are to be maintained in the minimum cash blocked account.  In October 2013, Third Eye released $1,000,000 from the blocked account to be used for working capital.  Any further release of funds from the blocked account is at the sole discretion of Third Eye.  The blocked account is reflected as restricted cash in the consolidated balance sheets.

•
$3,000,000 prepaid interest was paid in October 2012, which represented the first year’s interest.  At December 31, 2012 the Company had recognized $814,071 of interest expense and the consolidated balance reflected a prepaid interest balance of $2,185,923.  For the year December 31, 2013 the Company recognized $3,000,000 of interest expense of which was $2,185,923 of prepaid interest paid in 2012 and $814,077 of interest paid in cash during 2013.

•
$1,773,614 represents the direct fees paid to various parties related to this loan funding, which have been recognized as debt discount.  The fees are being amortized over the life of the loan on the interest method.  Amortized debt discount for the years ended December 31, 2013 and 2012 was $ 594,267 and $159,749, respectively.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 8 – BORROWING (continued)

Long -Term (continued)

Unit Purchase Agreement

•	$5,000,000 4% subordinated secured convertible note due August 31, 2017.

•
$2,000,000 of the note was to be funded only upon the Company complying with various provisions. At December 31, 2012 only $250,000 of the loan had been funded (escrowed cash on construction contract). The Company had not complied with all requirements for funding.  During the year ended December 31, 2013, the Company met all of the funding requirements and received the remaining $1,750,000 in proceeds.

•
$3,000,000 represents debt discount and will be recognized as interest expense over the life of the loan, using the effective interest method.  For the year ended December 31, 2013 the Company has recognized $600,000 as interest expense.  For the year ended December 31, 2012, the Company recognized $200,000 as interest expense.

•
The Company is paying interest on the entire $5,000,000 balance.  For the years ended December 31, 2013 and 2012, the Company recognized $200,000 and $54,260, respectively, in interest expense for this note.

•	The note is convertible into the Company’s common stock at $0.48 per share (10,312,500 shares), at any time at the option of the holder.

•
Issued a warrant to purchase 10,312,500 shares of the Company’s common stock at $0.48.  The warrant was valued at $1,008,000 and was recorded as debt discount.  The debt discount is being amortized on the effective interest method over the life of the loan.  For the year ended December 31, 2013 the Company recognized $201,600 of interest expense.  For the year ended December 31, 2012 the Company recognized $54,264 of interest expense.

•
The note included a beneficial conversion feature of $992,000.  This beneficial conversion feature was recorded during the year ending December 31, 2013 upon receipt of the remaining proceeds of this note.  The beneficial conversion feature is being amortized on the interest method over the remaining life of the note.  The interest recognized for the year ended December 31, 2013 was $94,965.

•	Note is secured by all assets of the Company.

Royalty Agreement

The Company entered into a royalty agreement, with Third Eye Capital, which calls for a royalty payment equal to five percent (5%) of the annual gas sales for a period of 21 years, or until the aggregate royalties paid exceed $250 million. The payment of the royalty commencing on the construction, completion and commissioning of the plant or no later than January 1, 2015.  If the Company does not complete the plant or allows other events of default to occur, the Company could be subject to liquidated damages of as much as $250,000,000.

The following table summarizes the outstanding long-term notes payable at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

10% secured note payable due August 31, 2015	$30,000,000	$30,000,000
Less deferred debt discount	(1,019,598)	(1,613,865)
	28,980,402	28,386,135
4% subordinated secured convertible note payable due August 31, 2017	5,000,000	3,250,000	(1)
Less deferred debt discount	(3,849,171)	(3,753,736)
	1,150,829	(503,736)
Total Long-term note Balance	$30,131,231	$27,882,399

(1) $1,750,000 of note remained unfunded at December 31, 2012

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 9 – RELATED PARTY TRANSACTIONS

Acquisition of BOE Energy Asset

On September 24, 2012, Lima Energy Company acquired from GEI, a related party, an approximately 200 million BOE energy asset consisting of approximately 50 million net tons of Illinois Basin coal located in Vigo County, Indiana, pursuant to a Purchase and Sale Agreement between Lima Energy and GEI.  In connection with the Purchase and Sale Agreement, Lima Energy assumed the obligations of GEI under: (i) a demand promissory note dated June 5, 2012 in the original principal amount of $14 million payable to the GEI Notes Agent, or the First GEI Note, (ii) a demand promissory note dated September 24, 2012 in the original principal amount of $11 million payable to the GEI Notes Agent, orthe Second GEI Note, and together with the First GEI Note, the GEI Notes, (iii) the Mortgage Assignment of Production, Security Agreement, Fixture Filing and Financing Statement by GEI in favor of the GEI Notes Agent, effective June 5, 2012, which was superseded by the First Lien Mortgage, and (iv) certain other loan documents ancillary to the First GEI Note and the Second GEI Note. The GEI Notes were payable on demand and were repaid by Lima Energy on September 24, 2012, as described herein under “Note Purchase Agreement”. This acquisition was accounted for on a cost basis of $25.4 million, comprised of $25 million in cash and assumed liabilities and 2.5 million shares of common stock of USASF, valued at $0.16 per share or $400,000. The Indiana asset represents a 50-year fuel supply for Lima Energy Gas 1 and will serve as a fuel equity for any project financing.  Third Eye Capital Corporation holds the mortgage on the property, as a more fully described herein under “Note Purchase Agreement” and “Unit Purchase Agreement.”

Issuance of Common Stock

On September 24, 2012, we issued 1,100,000 shares of common stock in consideration for $11,000,000 pursuant to a subscription agreement to GEI.

Stockholder Advances

As of December 31, 2013 and 2012, the Company had loans or advances from stockholders, who are related parties, in the amount of $154,257.

Employment Agreements

Harry H. Graves

On September 24, 2012 the Company entered into an employment agreement with Harry H. Graves, our Chief Financial Officer and Chairman of the Board of Directors for the term of ten years.  The agreement states he will receive an annual salary of $240,000 and an annual bonus, at the sole discretion of the Board of Directors, based on the performance of the Company.  On December 31, 2012, he resigned as Chief Financial Officer but continued on as Executive Chairman.

Steven C. Vick

As of September 24, 2012 the Company entered into an employment agreement with Steven C. Vick, our President and Chief Executive Officer.  The agreement states he will receive an annual salary of $277,000 and an annual bonus, at the sole discretion of the Board of Directors, based on the performance of the Company.

Daniel W. Dixon

As of January 1, 2013 the Company entered into and employment agreement with Daniel W. Dixon as our Chief Financial Officer. The agreement states he will receive an annual salary of $187,000 and annual bonus based on performance metrics determined by the Board of Directors at a rate of up to seventy percent (70%) of his salary.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Lima Energy Company Carbon Dioxide (“CO2”) Sales Agreement

We plan to capture and sell the CO2 produced during the manufacturing process for Enhanced Oil Recovery, or EOR, applications. We have entered into an agreement, as of March 2008, with Cambridge Resources LLC, a related party, to sell all of the CO2 that we produce during the manufacturing process. Lima Energy Gas 1 is being designed to produce approximately 1.6 million tons of carbon dioxide per year for sale to Cambridge Resources LLC at a price of $20 per ton, with an escalation factor of 1.5% per year.  During the 20-year term of the agreement with Cambridge Resources LLC, we expect to generate approximately $785 million in revenues.  Cambridge Resources is considered a related party to the Company because it is a wholly owned subsidiary of Carbon Management Technologies LLC, (“CMT”), a joint venture between HTC Purenergy of Canada and GEI, a related party, and our chief executive officer, Dr. Steven C. Vick is President of CMT.

Lima Energy Company EPC Contract

Our subsidiary, Lima Energy Company, expects to enter into a new EPC Contract with Gasification Engineering Corporation (“GEC”) for the construction of Lima Energy Gas 1.  The current contract has been in force since 2006, and will be terminated coincidentally with the new contract.  Our Chairman, Harry H. Graves, is also Chairman and sole shareholder of GEC.  Under this contract, whose terms have been substantially negotiated, GEC will be responsible for providing overall technical direction and project management, with the detailed engineering, procurement and construction being subcontracted to a Design Build Team.  The EPC contract will contain standard warranty provisions from the general contractor and the vendors.  The EPC contract price is expected to be $306.9 million. The draft contract has been reviewed and approved by our audit committee pursuant to our related party transaction policy.

Lima Energy Company Operations and Maintenance Agreement

We also expect that Lima Energy Company will enter into an operations and maintenance agreement with GEC to operate the Lima Facility. We intend that the terms of this agreement with GEC will be comparable to those available to us from unaffiliated third parties.

Other Employment

Lynne R. Graves, spouse of our chairman Harry H. Graves, is our corporate secretary and executive vice president-administration.  Mrs. Graves earned $210,000 for the year ended December 31, 2013.  We expect that she will remain employed with us in the upcoming year. She is an at-will employee and is not covered by an employment agreement.

Refer to Note 10, “Commitments and Contingencies” for further disclosure related to related party transactions.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Design-Build Contract

On December 1, 2012 the Company entered into a Design-Build Contract with a third party to provide design, construction and services for the Technology Innovation Center the Company is constructing at its site in Lima, Ohio.  The cost of constructing the Technology Innovation Center is estimated at $9,500,000.  The cost of the work for this Phase 1 is $2,000,000.  The parties may amend the contract at any time to include the additional phases of the project.  The Company established an escrow account for payments under the contract and in December 2012 deposited $250,000 into it. The Company invested an additional $325,661 into the Technology Innovation Center during 2013. In November 2013 the Company suspended work under this contract while additional funding is secured.  As of December 31, 2013 there is no balance in the previously established escrow account.

BOE Purchase and Sale Agreement

On October 3, 2013, the parties to the BOE Purchase and Sale Agreement regarding the 1.02 Billion BOE Wyoming Energy Asset (the Energy Contract), agreed that the contract terms as written in the June 18, 2010 agreement remain in force, subject to availability of the asset.  Confirmation of availability will come in conjunction with the $70 million activation payment, at which time it is anticipated that the schedules for construction and operations of Cleantech Energy will be reset.  The December 10, 2011 clarification points and terms are no longer valid or applicable. Interfuel E&P Ltd. in which Mr. Graves has a 17% ownership interest, is one of the parties to this agreement.

Litigation

In 2012, an action was filed in Hennepin County, Minnesota on behalf of Dorsey & Whitney LLP against Global Energy, Inc. and us seeking payment of a potential balance owed by Global Energy, Inc. dating back to 2007. The claim related to IPO work done by Dorsey & Whitney where they had agreed to carry costs to a successful completion, in order to win the assignment.  Global Energy, Inc. has defended this case in its entirety as the balance in question relates only to it.  On December 17, 2013, the Hennepin County District Court granted the Plaintiff’s Motion for Summary Judgment and denied the Defendants’ Motion for Judgment on the Pleadings.  The Defendants’ Motion would have dismissed the Company from the case. The amount of the judgment is $2,918,605 along with interest and costs. Global Energy plans to appeal the Court’s Order.  While Global Energy has consistently represented, and continues to represent, that it will be fully responsible for the matter and fully indemnifies the Company, the Company has established an accrual in the amount of $3,000,000 for the legal exposure costs, estimated interest and other costs as of December 31, 2013 in connection with this matter.  This accrual is recorded in accrued expenses in our consolidated balance sheets. This accrual would be reversed when Global Energy settles the matter.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

Promissory Note to Global Energy, Inc.

In recognition of a commitment that Lima Energy made to compensate Global Energy, Inc. (“GEI”) for services it provided during the 10-year development stage of the Lima Energy Project, Lima Energy issued a non-interest bearing promissory note, or the Note, in the amount of $38 million to GEI in March 2010.  The services provided by GEI in development of the Lima Energy project for the prior ten year period included, but are not limited to, all aspects of siting, permitting, economic modeling, analysis, EPC contracting, off-take contracting, financing, community relations (city, state and federal), fuel procurement, strategic partnering, operations and maintenance contracting, licensing, connection agreements, technology selection and system integration.

The principal of the Note will be payable to GEI upon the earlier of (a) Lima Energy receiving at least $400 million, from any source whatsoever, for the construction, purchase, assignment or operation of a Btu Converter facility, whether undertaken solely by Lima Energy or in conjunction with other partners, or in the event an affiliate of Lima Energy shall obtain any such financing to construct, purchase or operate a Btu Converter facility from which Lima Energy shall receive any beneficial interest, distribution, payment or proceeds, including options to purchase; or (b) the sale of Lima Energy or substantially all of its assets.  GEI has agreed to receive the principal payment in three payments at the respective financial closure, or full funding, for each of the three Lima Energy phases as follows: $11 million at Gas 1; $20 million at Gas 2; and $7 million at CCGT.

The commitment to pay this Note is contingent on securing financing for the Lima Energy project which we have been pursuing, but the completion of which is not guaranteed. The payment of the Note is further subordinated to the payment of the Third Eye Note Purchase Agreement and Unit Purchase Agreement, as recorded in the Subordination Agreement between the parties dated September 24, 2012.

In addition to the aforementioned, the Company, in the normal course of business, is subject to claims, both asserted and unasserted.  Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes the likelihood is remote that any sum required to be paid in connection with liabilities recorded relating to this matter will have a material adverse effect on its financial position, results of operations or cash flows.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Notes To The Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 11 – SUBSEQUENT EVENTS

On January 8, 2014 our Board of Directors granted a performance award under our 2013 Stock Incentive Plan to our executive management and our independent directors.

Our named executive officers, Dr. Steven C. Vick, our President and Chief Executive Officer, Mr. Daniel W. Dixon, our Chief Financial Officer, Mr. Harry H. Graves, our Executive Chairman, Mrs. Lynne R. Graves, our Secretary, and Mr. Ernest K. Jacquet, our Director of Finance and a member of our Board of Directors, were each granted 100,000 shares of our common stock to be awarded at the end of a two-year performance period if the performance goal is achieved.  The performance period runs from the date of grant of January 8, 2014 through January 7, 2016.  The performance goal is the achievement of a stock price equal to or greater than $20 per share for any ten (10) trading days during the Performance Period.  Notwithstanding the foregoing, in the event of a Change of Control, as defined in the Plan, during the Performance Period and while the named executive officer remains employed by the Company or a Subsidiary, whether the $20 per Share Performance Goal has been achieved shall be determined based upon the higher of (a) the per Share consideration paid to common stockholders in the Change of Control transaction; or (b) the highest closing price per Share achieved for any ten (10) trading days during the period beginning on January 8, 2014 and ending on the date of the Change of Control.  Our named executive officers must remain employed by us throughout the performance period to be eligible for the award.

Our four independent directors, Mr. J. Bradley Davis, Mr. John P. Proctor, Mr. James R. Treptow, and Mr. William J. Weyand, were also granted a performance award, consisting of 35,000 shares of our common stock to be awarded at the end of the two-year period if the performance goal is achieved. The performance criteria mirror the award to our named executive officers.

Additionally, our independent directors were each granted an award of 35,000 shares of our common stock with immediate vesting, in recognition of service to the Company.  Mr. Davis was granted a special award of 50,000 shares in recognition of the extra work he has done on behalf of the Company.

On February 7, 2014, the Company elected to pay our independent directors their 2013 director’s fees in shares ofour common stock.  The fees were converted to shares based on the closing price of our stock on OTCQB on February 7, 2014 of $1.20:

Name	Fee	Shares
J. Bradley Davis	$29,050	24,208
John P. Proctor	$29,050	24,208
James R. Treptow	$4,550	3,792
William J. Weyand	$29,050	24,208