Form 10-Q
period 2014-03-31
USA Synthetic Fuel Corp
filed 2014-05-16
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From  ___ to ___.

Commission file number 000-54044

USA Synthetic Fuel Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3995258
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1717 Pennsylvania Avenue, NW Suite 1025 Washington, D.C. 20006
(Address of Principal Executive Offices, Including Zip Code)

(202) 559-9303
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

There were 81,048,806 shares of the Registrant’s Common Stock issued and outstanding on May 9, 2014.

USA Synthetic Fuel Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in our Annual Report on Form 10-K for the period ended December 31, 2013.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$695	$564,591
Prepaid Expenses	84,133	19,967
Prepaid Interest	-	-
Total Current Assets	84,828	584,558
Property, Plant & Equipment
Lima Energy Project	4,682,930	4,682,305
Furniture & Fixtures, net	11,308	12,526
Total Property, Plant & Equipment	4,694,238	4,694,831
Other Assets
Restricted Cash	2,000,000	2,001,241
Escrowed Cash	-	-
BOE Energy	25,568,863	25,568,863
Total Other Assets	27,568,863	27,570,104
Total Assets	$32,347,929	$32,849,493
Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts Payable	$1,881,369	$905,086
Advances from Related Parties	278,191	154,257
Accrued Expenses	4,499,357	3,985,771
Payroll Liabilities	1,723,674	1,407,545
Note Payable - Short Term	1,200,000	1,200,000
Land Purchase Liability	200,000	200,000
Total Current Liabilities	9,782,591	7,852,659
Long Term Liabilities
Land Purchase Liability	100,000	100,000
Stock Warrant Liability	10,835,000	15,677,000
Notes Payable, net of debt discount of $4,458,642 and $4,868,769, at March 31, 2014 and December 31, 2013, respectively	30,541,358	30,131,231
Total Long Term Liabilities	41,476,358	45,908,231
Total Liabilities	51,258,949	53,760,890

Stockholders' (Deficit)
Preferred Stock, $0.0001 par value, 9,925,153 shares
authorized, none issued or outstanding	-	-
Series A Super Voting Preferred Stock, $0.0001 par value,
2 shares authorized, none issued or outstanding	-	-
Series B Preferred Stock, $0.0001 par value, 74,845 shares
authorized, none issued or outstanding	-	-
Common Stock, $0.0001 par value, 300,000,000 shares
authorized, 81,048,806 and 80,782,390 shares issued
and outstanding at March 31, 2014 and December 31, 2013, respectively	8,105	8,078
Additional Paid-in Capital	22,461,293	21,918,926
Deficit Accumulated during the Development Stage	(41,380,419)	(42,838,402)
	(18,911,021)	(20,911,398)
Non-controlling Interest	1	1
Total Stockholders' (Deficit)	(18,911,020)	(20,911,397)
Total Liabilities and Stockholders' (Deficit)	$32,347,929	$32,849,493

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)

			Cumulative Total
			November 30,
			2009 (Inception) to
	Quarters Ended March 31,		March 31,
	2014	2013	2014
Cost and expenses
General and Administrative Expenses	$1,631,451	$866,100	$14,047,508
Impairment Expense	-	-	6,439,429
(Loss) from operations before other
Income (expense) and income taxes	(1,631,451)	(866,100)	(20,486,937)

Other Income (Expense)
Other Income	99	1,352	75,392
Derivative Gain (Expense)	4,842,000	(1,238,000)	(10,141,500)
Interest Expense	(1,752,665)	(1,263,105)	(10,827,374)
Total Other Income (Expense)	3,089,434	(2,499,753)	(20,893,482)

Income (Loss) before Income Taxes	1,457,983	(3,365,853)	(41,380,419)
Provision for Income Taxes	-	-	-

Net Income (Loss)	$1,457,983	$(3,365,853)	$(41,380,419)

Net Income (Loss) per Common Share - Basic	$0.02	$(0.04)

Net Loss per Common Share - Diluted	$(0.04)	$(0.04)

Weighted Average Number of Common
Shares Outstanding – Basic and Diluted	81,048,806	80,682,390

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)

			Cumulative Total
			November 30,
			2009 (Inception) to
	Quarters Ended March 31,		March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$1,457,983	$(3,365,853)	$(41,380,419)
Adjustment to reconcile net loss to net cash
used in operating activities;
Adjustment to prior period employee stock compensation	-	-	(116,820)
Stock-based compensation	450,694	-	775,582
Debt discount amortization	410,127	474,066	3,567,722
Stock issued for services	91,700	-	432,185
Stock issued for accrued interest	-	-	338,070
Impairment expense	-	-	6,439,429
Depreciation Expense	1,218	1,219	6,093
Derivative gain (expense)	(4,842,000)	1,238,000	10,141,500

Changes in operating assets and liabilities:
Prepaid expenses	(64,166)	(102,089)	(84,133)
Prepaid interest	-	739,726	-
Accounts payable	976,283	150,089	1,881,369
Accrued expenses	513,586	35,055	4,499,358
Payroll liabilities	316,129	-	1,997,532
Accrued interest	-	-	252,990
Net cash used in operating activities	(688,446)	(829,787)	(11,249,542)

CASH USED IN INVESTING ACTIVITIES
Lima Project - Site Work	(625)	(488,487)	(2,681,873)
Lima Project - Land	-	-	(1,701,057)
Furniture and Fixtures	-	(11,551)	(17,401)
BOE Energy	-	-	(25,168,863)
Net cash used in investing activities	(625)	(500,038)	(29,569,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	12,000,100
Advances from related parties	123,934	-	622,695
Notes payable, long term	-	-	32,000,000
Loan fees, long term debt	-	-	(1,773,614)
Note payable, short term:
Proceeds	-	-	105,500
Payments	-	-	(135,250)
Escrowed Cash	-	(499,442)	-
Restricted Cash	1,241	1,227	(2,000,000)
Net cash provided by (used in) financing activities	125,175	(498,215)	40,819,431

Net (decrease) increase in cash and cash equivalents	(563,896)	(1,828,040)	695

Cash and cash equivalents at beginning of the period	564,591	2,996,312	-
Cash and cash equivalents at end of period	$695	$1,168,272	$695

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Continued)

			Cumulative Total
			November 30,
			2009 (Inception) to
	Quarters Ended March 31,		March 31,
	2014	2013	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$271,791	$49,315	$4,124,474
Income taxes paid	-	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES
Land Purchase Liability - Installment payments on land purchase	-	-	300,000
Lima Project - Land	-	-	(300,000)
Stock issued for debt and accrued interest - Payment of note payable through issuance of common stock	-	-	7,658,328
Accrued interest	-	-	(591,060)
Note payable, Lima	-	-	(6,439,429)
Advances from related parties - Payroll liabilities settled with common stock	-	-	(344,504)
Payroll liabilities	-	-	(283,335)
Notes payable - Conversion of note payable into common stock	-	-	(23,000)
Common stock	-	-	66
Paid-in capital	-	-	22,934
Other Asset	-	-	(1)
Non-Controlling Interest	-	-	1
BOE Energy - Shares issued in acquisition of energy asset	-	-	(400,000)
Paid-in capital	-	-	399,750
Common stock	-	-	250
	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements March 31, 2014 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the period ended December 31, 2013.  In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The consolidated statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2014.  Operating results for the period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

As of March 31, 2014, we had $695 of cash on hand and an additional $2,000,000 in restricted funds.  On May 2, 2014, certain revisions were made to the Note Purchase Agreement and the Unit Purchase Agreement, effective March 31, 2014, that reduced the restricted fund requirement to $900,000, allowing for $1,100,000 in funds to be used to pay interest due and payable and other fees owed to the lender. As of the date of this report, $1,055,042 of the $1,100,000 had been used to pay such interest and other fees. These revisions are discussed in more detail in “NOTE 6 – Borrowing” section of this Quarterly Report on Form 10-Q. We anticipate further losses during the development stage and it is reasonably possible that we will not be able to fund our operations or comply with certain financial covenants over the next 12 months without taking certain actions.  Such actions include, but are not limited to, modifying current debt agreements, entering into new debt agreements, issuing capital stock, reducing operating expenses and liquidating assets.

We currently are working to complete major capital transactions underway that are targeted to be complete in the near future. These transactions are discussed in more detail in the “Future Capital Requirements” section of this Quarterly Report on Form 10-Q.  In addition, we have major fuel assets with values we believe to be in excess of $100 million that may be utilized to increase liquidity. There can be no assurance that these capital transactions will be completed or asset liquidations would be completed in the targeted timeframe, which could impact our ability to have sufficient resources to meet our objectives, raising doubt as the Company’s ability to continue as a going concern.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the three month period ended March 31, 2014. We have a 4% subordinated secured convertible note that can be converted into 10,312,500 common shares and also have issued a warrant for 10,312,500 common shares that are potentially dilutive. The gain of $4,842,000 related to the warrant discussed below has been deducted for the purposes of the diluted EPS.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements March 31, 2014 (Unaudited)

NOTE 3 – EARNINGS PER SHARE (continued)

	Quarters Ended March 31,
	2014	2013

Net Income (Loss) per Common Share - Basic	$0.02	$(0.04)

Net Loss per Common Share - Diluted	$(0.04)	$(0.04)

Weighted Average Number of Common
Shares Outstanding - Basic & Diluted	81,048,806	80,682,390

NOTE 4 – COMMON STOCK

Stock Issued for Services

In February 2014, the Company issued 76,416 shares of common stock valued at $91,700 in lieu of cash to the independent members of the Board of Directors for 2013 director fees.

Warrants

On September 24, 2012 we entered into a Note Purchase Agreement and Unit Purchase Agreement with Third Eye Capital Corporation, as agent for the note holders, as more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  As part of the Unit Purchase Agreement, we issued a warrant to purchase 10,312,500 shares of our common stock for $0.48 with a life of ten (10) years.  The warrant was issued in connection with a convertible note payable.  The aggregate value of the warrant shares was $1,008,000 and was recorded as debt discount.  The beneficial conversion feature resulting from the discounted conversion price compared to the market price was valued on the date of the grant to be $992,000.  This value was recorded as a discount to debt and offset to additional paid-in capital during this quarter as a result of us receiving the remaining proceeds during this quarter. The stock warrants included certain “down round” anti-dilution protection that required the fair value of the stock warrants to be recorded as a liability. As a liability, we are required to record the fair value of the stock warrant liability each reporting period on a mark to market approach.  We have recognized a derivative gain of $4,842,000 for the three months ended March 31, 2014 compared to a derivative loss of $1,238,000 for the three months ended March 31, 2013. The fair value of the stock warrants is computed using the Monte Carlo simulation model with the following inputs:

	Quarters Ended March 31,
	2014	2013

Risk free interest rate	2.51%	1.76%

Volatility (Rounded)	80%	80%

Probability of non-dilution event	95%	95%

Probability of dilution event	5%	5%

Risk-free interest rate – This is the yield on U.S. Treasury Securities posted at the date of grant having a term equal to the expected life of the warrant.

Expiration date – This is the period of time over which the warrant granted is exercisable. The warrant granted by the Company has a maximum term of ten (10) years.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements March 31, 2014 (Unaudited)

NOTE 4 – COMMON STOCK (continued)

Warrants (continued)

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

The 2013 Plan is a broadly based equity compensation plan that provides for grants of restricted stock, stock options and performance awards. Shares of common stock issued under the 2013 Plan may be made available from authorized but unissued common stock or common stock we acquire. If any shares of our common stock are covered by an award that is canceled, forfeited or otherwise terminated without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), such shares will again be available for issuance under the 2013 Plan. The 2013 Plan authorizes the issuance of up to 4,000,000 shares of common stock. As of March 31, 2014, there were 3,120,000 shares available for future grants.

We may make long term incentive awards annually to employees under the 2013 Plan. Generally, awards would vest over time, subject to the employee's continued employment.  Equity compensation expense for these awards is recognized in general and administrative expenses over the award’s requisite service period (generally, the vesting period of the award). The fair value of the restricted stock units at the grant date is amortized on a straight-line basis over the vesting period and recorded as an expense.

On January 8, 2014 our Board of Directors granted performance awards under the 2013 Plan to our executive management and our independent directors.

Our named executive officers, Dr. Steven C. Vick, our President and Chief Executive Officer, Mr. Daniel W. Dixon, our Chief Financial Officer, Mr. Harry H. Graves, our Executive Chairman, Mrs. Lynne R. Graves, our Secretary, and Mr. Ernest K. Jacquet, our Director of Finance, were each granted 100,000 shares of our common stock to be awarded at the end of a two-year performance period if the performance goal is achieved and the individual remains employed by us during that period.  The performance period runs from the date of grant of January 8, 2014 through January 7, 2016.  The performance goal is the achievement of a stock price equal to or greater than $20 per share for any ten (10) trading days during the Performance Period.  Notwithstanding the foregoing, in the event of a Change of Control, as defined in the 2013 Plan, during the Performance Period and while the named executive officer remains employed by the Company or a Subsidiary, whether the $20 per Share Performance Goal has been achieved shall be determined based upon the higher of (a) the per Share consideration paid to common stockholders in the Change of Control transaction; or (b) the highest closing price per Share achieved for any ten (10) trading days during the period beginning on January 8, 2014 and ending on the date of the Change of Control. If the required performance measure is determined to be probable by management, the fair value of the performance stock awards at the grant date is amortized on a straight-line basis over the vesting period and recorded as an expense.  Management will reassess the probability of achieving the required performance metric periodically. If management determines that the required performance metric is not achievable, the expenses recognized to date for such awards will be reversed.

(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements March 31, 2014 (Unaudited)

NOTE 4 – COMMON STOCK (continued)

Stock Based Compensation (continued)

Our four independent directors, Mr. J. Bradley Davis, Mr. John P. Proctor, Mr. James R. Treptow, and Mr. William J. Weyand, were also granted performance awards, each consisting of 35,000 shares of our common stock to be awarded at the end of the two-year period if the performance goal is achieved. The performance criteria mirror the awards to our named executive officers.

Additionally, our independent directors were each granted an award of 35,000 shares of our common stock with immediate vesting, in recognition of service to the Company.  Mr. Davis was granted a special award of 50,000 shares in recognition of the extra work he has done on behalf of the Company.

The stock awards discussed above had a fair value of $1,328,000. The fair value is based on the grant date trading value of the common stock. We recognized equity compensation expense of $450,694 for the quarter ended March 31, 2014.  At March 31, 2014, we have unrecognized costs related to unvested shares totaling $952,075.  During the quarter ended March 31, 2013, the Company issued no stock awards and issued no stock options or warrants in connection with employee compensation.

Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and is subject to forfeiture in certain circumstances. The fair value of restricted stock awards is based on the closing price of the common stock on the grant date.

Stock Options. Stock options could be granted with an exercise price equal to the closing price of our common stock on the grant date and generally have a 10-year term. We determine the fair value of stock options at the grant date using an option pricing model. As of March 31, 2014, there were no outstanding stock option awards.

Performance Shares. Performance shares are long-term incentive opportunities, which are payable in common stock or cash and are generally contingent upon our achieving certain financial goals.  As of March 31, 2014, there were 640,000 outstanding performance awards.

Other. There was no tax benefit recognized in the quarter ended March 31, 2014 related to equity-based compensation, as we record a full valuation allowance against our deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements March 31, 2014 (Unaudited)

NOTE 5 – INCOME TAXES (continued)

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

The Company has recognized a valuation allowance for the full amount of its deferred tax assets for which it is more likely than not that the realization will not occur.  The valuation allowance is reviewed periodically.  When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The net operating loss carryforwards for income tax purposes are approximately $16,985,000 and will begin to expire in 2029.

Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership greater than 50% in a moving three year period.  Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date.

Tax Uncertainties

The Company follows the provisions of ASC 740-10, which applies to all tax positions. ASC 740-10 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount, which would be expected to be realized upon ultimate settlement.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At March 31, 2014 and December 31, 2013, the Company had no interest or penalties accrued.

At March 31, 2014 and December 31, 2013, the Company does not have unrecognized tax benefits that, if recognized, would affect the Company’s tax provision.

The Company or one of its subsidiaries files income tax returns in the U.S. federal, foreign and various state jurisdictions. Given the federal and certain state net operating losses generated in prior years, the statute of limitations for all tax years beginning with the period ended December 31, 2009 are still open.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements March 31, 2014 (Unaudited)

NOTE 6 – BORROWING

Short-Term

On November 18, 2013, we issued a 4% secured convertible note in the amount of $1,200,000 to Third Eye Capital Corporation of Toronto, Canada, or Third Eye, as administrative agent for the holders.  This note was issued under the provisions of the Note Purchase Agreement discussed below. The principal amount and any unpaid accrued interest are due November 18, 2014.  The principal amount and any unpaid accrued interest can be repaid by the issuer in cash or common stock at any time prior to the maturity date.  The note accrues interest at the rate of 4% per annum beginning on February 1, 2014.  This note represents the fee to obtain a $60 million standby letter of commitment from Third Eye.  For the quarter ended March 31, 2014, we recognized $7,733 in interest expense on this note.

Long Term

On September 24, 2012 we entered into a Note Purchase Agreement and Unit Purchase Agreement with Third Eye Capital Corporation, as agent for the note holders, as more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On May 2, 2014, certain provisions of the Note Purchase Agreement between Lima Energy Company, the Company, the noteholders, and Third Eye, as administrative agent, were amended effective March 31, 2014 as follows:

•	The minimum balance required to be maintained in the Minimum Cash Blocked Account was reduced from $2,000,000 to $900,000; and

•
Interest due and payable on the May 1, 2014 and June 1, 2014 interest payment dates, may, at the Lima Energy Company’s option, be paid by issuing a new note in an amount equal to 110% of the accrued and unpaid interest payable at the applicable date.

An amendment fee is payable to the administrative agent on or before June 1, 2014 by either issuing 300,000 shares of common stock of the Company (or penny warrants to purchase equivalent shares) or paying $300,000 in cash.

On May 2, 2014, certain provisions of the Unit Purchase Agreement between Lima Energy Company, the Company, the unit holders, and Third Eye, as administrative agent, were amended effective March 31, 2014 as follows:

•	The minimum balance required to be maintained in the Minimum Cash Blocked Account was reduced from $3,000,000 to $900,000; and

•
Interest due and payable on the May 1, 2014 and June 1, 2014 interest payment dates shall be payable upon redemption or conversion, in whole or in part, of the note (subject to adjustment of the conversion price as determined by the administrative agent in its sole discretion).

An amendment fee is payable to the administrative agent on or before June 1, 2014 by either issuing 500,000 shares of common stock of the Company (or penny warrants to purchase equivalent shares) or paying $500,000 in cash.

The amendment fees related to the Note Purchase Agreement and Unit Purchase Agreement will be amortized using the straight-line method over the life of the agreements.  Amortization expense recognized under the straight-line method is not materially different from the amortization expense using the effective interest method.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements March 31, 2014 (Unaudited)

NOTE 6 – BORROWING (continued)

The following table summarizes the outstanding short-term and long-term notes payable at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
10% secured note payable due August 15, 2015	$30,000,000	$30,000,000
Less deferred debt discount	(871,032)	(1,019,598)
	29,128,968	28,980,402
4% subordinated secured convertible note payable due August 31, 2017	5,000,000	5,000,000
Less deferred debt discount	(3,587,610)	(3,849,171)
	1,412,390	1,150,829
Total Long-term note Balance	$30,541,358	$30,131,231
4% subordinated secured convertible note payable - Short Term	$1,200,000	$1,200,000

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Design-Build Contract

On December 1, 2012 the Company entered into a Design-Build Contract with a third party to provide design and construction services for the Technology Innovation Center the Company is constructing at its site in Lima, Ohio.  The cost of constructing the Technology Innovation Center is estimated at $9,500,000.  The cost of the work for this Phase 1 is $2,000,000.  The parties may amend the contract at any time to include the additional phases of the project.  The Company established an escrow account for payments under the contract. The Company invested $575,661 into the Technology Innovation Center through 2013. In November 2013 the Company paused the work schedule under this contract to match overall project timing.  As of March 31, 2014 there is no balance in the previously established escrow account.

BOE Purchase and Sale Agreement

On October 3, 2013, the parties to the BOE Purchase and Sale Agreement regarding the 1.02 Billion BOE Wyoming Energy Asset (the Energy Contract), agreed that the contract terms as written in the June 18, 2010 agreement remain in force, subject to availability of the asset.  Confirmation of availability will come in conjunction with the $70 million activation payment, at which time it is anticipated that the schedules for construction and operations of Cleantech Energy will be reset.  The December 10, 2011 clarification points and terms are no longer valid or applicable. Interfuel E&P Ltd., in which Mr. Graves has a 17% ownership interest, is one of the parties to this agreement.

Litigation

In 2012, an action was filed in Hennepin County, Minnesota on behalf of Dorsey & Whitney LLP against Global Energy, Inc. and the Company seeking payment of a potential balance owed by Global Energy, Inc. dating back to 2007. The claim related to IPO work done by Dorsey & Whitney where they had agreed to carry costs to a successful completion, in order to win the assignment.  Global Energy, Inc. has defended this case in its entirety as the balance in question relates only to legal services relating to Global Energy.  On December 17, 2013, the Hennepin County District Court granted the Plaintiff’s Motion for Summary Judgment and denied the Defendants’ Motion for Judgment on the Pleadings.  The Defendants’ Motion would have dismissed the Company from the case. The amount of the judgment was $2,918,605 along with interest and costs. On March 20, 2014, the Court amended the judgment, increasing it to $3,234,184 to include pre-judgment interest.  Global Energy plans to appeal the decision.  While Global Energy has consistently represented, and continues to represent, that it will be fully responsible for the matter and fully indemnifies the Company, the Company has accrued $3,312,980 and $3,000,000 for the legal exposure costs, estimated interest and other costs as of March 31, 2014 and December 31, 2013, respectively, in connection with this matter.  This accrual is recorded in accrued expenses in our consolidated balance sheets. This accrual would be reversed if Global Energy settles the matter.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements March 31, 2014 (Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

Promissory Note to Global Energy, Inc.

In recognition of a commitment that Lima Energy made to compensate Global Energy, Inc. (“GEI”) for services it provided during the 10-year development stage of the Lima Energy Project, Lima Energy issued a non-interest bearing promissory note (“Note”) in the amount of $38 million to GEI in March 2010.  The services provided by GEI in development of the Lima Energy project for the prior ten year period included, but are not limited to, all aspects of siting, permitting, economic modeling, analysis, EPC contracting, off-take contracting, financing, community relations (city, state and federal), fuel procurement, strategic partnering, operations and maintenance contracting, licensing, connection agreements, technology selection and system integration.

The principal of the Note will be payable to GEI upon the earlier of (a) Lima Energy receiving at least $400 million, from any source whatsoever, for the construction, purchase, assignment or operation of a Btu Converter facility, whether undertaken solely by Lima Energy or in conjunction with other partners, or in the event an affiliate of Lima Energy shall obtain any such financing to construct, purchase or operate a Btu Converter facility from which Lima Energy shall receive any beneficial interest, distribution, payment or proceeds, including options to purchase; or (b) the sale of Lima Energy or substantially all of its assets.  The payment of the GEI Note mirrors the development sequence of the Project, which was originally planned as three phases - Gas 1, Gas 2, and the Combined Cycle Gas Turbine (the “CCGT”).  At the respective financial closure, or full funding, of Gas 1 $11 million is due; for Gas 2 $20 million is due, and for the CCGT $7 million is due.   While the CCGT is not currently contemplated as part of the Lima Energy Project, the Company may sell the rights to a third party to develop the CCGT in the future, at which time the commitment to pay the $7 million would pass to said third party.

The commitment to pay this Note is contingent on securing financing for the Lima Energy project which we have been pursuing, but the completion of which is not guaranteed. The payment of the Note is further subordinated to the payment of the obligations under the Third Eye Note Purchase Agreement and Unit Purchase Agreement, as recorded in the Subordination Agreement between the parties dated September 24, 2012.

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

NOTE 8 – SUBSEQUENT EVENTS

On April 25, 2014, the Ohio Environmental Protection Agency issued to Lima Energy the Final Permit to Install and Operate (PTIO), allowing us to begin construction of the first phase of the Lima Energy Facility.  The permit allows us to install, modify and/or operate both phases of the Lima Energy Facility pursuant to the terms and conditions contained in the permit.

On May 1, 2014, Lima Energy Company issued a promissory note in the amount of $271,232.94, representing payment of the interest due for the month of April 2014 under the terms and provisions of the Note Purchase Agreement, as amended.

From April 1, 2014 through May 13, 2014, we received $224,000 in advances from a related party for working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K dated December 31, 2013.  We are a development stage company and have had no revenues for the quarter ended March 31, 2014 and had no revenues for the quarter ended March 31, 2013.  We do not expect to receive any significant revenues from operations until we begin to receive some revenues from operations at our Lima Energy Project, which we estimate will be at a minimum approximately twenty-four to thirty months after we obtain funding for the first phase of the project.

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

Overview

We are a development stage environmental energy company focused on the development of low-cost clean energy solutions from the deployment and operation of commercial Ultra Clean Btu Converter facilities which we define as facilities utilizing a series of commercially proven and available processes to cost-effectively convert lower value solid hydrocarbons such as coal, renewables or petroleum coke (“petcoke”)  into higher value, ultra clean energy products. Our Ultra Clean Btu Converter technology we plan to use will consist of commercially proven and technologically established gasification processes, gas purification processes and catalytic manufacturing processes to convert these solid hydrocarbon feed sources into higher value, environmentally cleaner Ultra Clean Synthetic Crude (UCSC) for sale in transportation fuel markets.

We believe that efficient and economical conversion of solid hydrocarbons using our Ultra Clean Btu Converter process can produce low cost, clean energy products at a lower cost than traditional methods.  As of March 31, 2014, the spot price of a barrel of West Texas Intermediate crude was $101.57, and the spot price of a barrel of oil equivalent, or BOE, of natural gas was $25.98.  We believe we can manufacture UCSC at a lower cost than traditional fuel products, and this cost advantage does not depend on government subsidies or tariffs.

The major activities in the first quarter of 2014 focused on arranging the necessary financing to complete the construction of, and put into commercial operation, our Ultra Clean Btu Converter facility in Lima, Ohio.  In 2013, Lima Energy Company signed a 10-year agreement with Husky Marketing and Supply Company, a subsidiary of Husky Energy, Inc. (collectively, “Husky”) pursuant to which Husky has agreed to purchase all the expected output from the Lima Energy Gas 1 facility, to a maximum amount of 8,500 barrels per day.  Husky also has the option to purchase additional output from the Gas 1 facility and all output from the Lima Energy Gas 2 facility. The current focus for Lima Energy Company has been site development work.  The Company has structured a bond transaction with a leading investment bank, which we anticipate to be completed in 2014.  Proceeds from the financing will be used for the construction of Gas 1, repayment of debt, and working capital purposes.  There can be no assurance that this financing will be completed successfully which could impact our ability to complete the construction of, and put into commercial operations, our Ultra Clean Btu Converter Facility in Lima, Ohio.

Manufacturing Plan

In order to introduce our high value, low cost UCSC product to market and support our business strategy, we plan to acquire or construct commercial-scale Ultra Clean Btu Converter facilities.  We plan to fund our business strategy with proceeds from equity, debt, bonds, and internal cash flows.  We intend to outsource the engineering, procurement, and construction (“EPC”) and operations and maintenance (“O&M”) of all of our Ultra Clean Btu Converter facilities to a third party, most likely Gasification Engineering Corporation (GEC) in all production locations.

Lima Facility

We are actively working towards the financing and development of the first phase of the Lima Energy Ultra Clean Btu Converter Facility (“Lima Facility”), or Gas 1.  We currently expect to complete this financing in 2014.  However, there can be no assurance that the financing will be completed in the targeted time frame or at all. Once the financing is complete, we will continue the construction of Gas 1, which is anticipated to take 24 months to 30 months to complete and cost approximately $521 million.  Note that project costs include capital, engineering, procurement and construction (“EPC”) and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbons. Once commercial operations begin, Gas 1 is expected to produce approximately 2.8 million barrels per year of UCSC.

The second phase of the Lima Facility, or Gas 2, will be located at the same site as Gas 1 and will cost an estimated $1.2 billion to construct. We plan to use Ohio Air Quality Development Authority bonds to finance this phase. We estimate the construction period for Gas 2 to be approximately 30 months. Once commercial operations begin, Gas 2 will produce an average of over 15,000 barrels per day, or 5.5 million barrels annually, of UCSC, bringing our total production at the Lima Facility to over 22,000 barrels per day, or 8.3 million barrels annually and our total production capacity to over 10 million barrels per year.  Husky has an option to purchase a portion or all of the volume of the UCSC produced by Gas 2.

Cleantech Energy Facility

The third project that we have identified is a synthetic fuel production facility in Johnson County, Wyoming using our Ultra Clean Btu Converter technology that we plan to build, own and operate. It is anticipated that the Cleantech Energy Facility will be designed to produce approximately 78,000 barrels per day, or 30.6 million barrels annually, of synthetic fuel products, initially concentrating on UCSC.  We plan to enter into an agreement for the sale of our UCSC product with a refinery, containing terms and conditions similar to the Lima Energy agreement with Husky.  Financing for the Cleantech Energy Facility has not yet been secured and there can be no assurance that we will be able to secure financing at all. We plan to build the Cleantech Energy Facility adjacent to the Wyoming BOE Energy Asset, contingent upon our ability to secure the rights of the Wyoming BOE Energy Asset with the $70 million activation payment.

Performance Drivers

We expect the fundamental drivers of our financial results going forward will include the following:

Commercialization of our UCSC product. We expect to commence recognizing revenues for UCSC sales when we complete construction of Lima Energy Gas 1 and it begins commercial operations.  We expect to grow our revenue base through the construction and commercial operation of Lima Energy Gas 2 to manufacture our UCSC.  Our revenues for future periods will be impacted by our ability to construct and bring to commercial operations the Lima Facility phases in the timeframe we have planned.  Our results will be impacted by the speed with which we execute our strategy and the capital cost and operating expenses of each of these facilities.

Feedstock and other manufacturing input prices.  We plan to use solid hydrocarbons, such as coal, renewables and petcoke, as our feedstock for producing our UCSC product.  We intend to locate our facilities near readily available sources in order to ensure reliable supply of cost-competitive feedstock.  We currently intend to use petcoke as the initial feedstock for Gas 1 and Gas 2, and we believe we will be able to obtain a sufficient supply of petcoke for these facilities on acceptable terms. In addition, we own 200 million BOE of coal in Vigo County, Indiana, which we call our Indiana BOE Energy Asset.   Although we do not currently intend to use the Indiana BOE Energy Asset to provide feedstock for Gas 1 and Gas 2, we believe we would be able to use it for this purpose if petcoke or other feedstocks are not available to us at acceptable prices.   Contingent upon payment of a $70 million activation payment and certain other milestones, we will have an additional 1.02 billion BOE of coal available to us in our Wyoming BOE Energy Asset, which we currently intend to use to provide feedstock for our planned Cleantech Energy Facility, planned to be located adjacent to this BOE Energy Asset.

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

Future Capital Requirements

The initial phase of our production strategy is the construction and operation of our Ultra Clean Btu Converter Facility in Lima, Ohio, which we expect to finance using the proceeds from our potential financing, described in detail below.  We intend to produce UCSC at the planned Lima Energy Gas 1 and sell it to the adjacent refinery owned by Husky, as described above.

Our cash requirements depend on many factors, including the pace of our project development activities and the employee team build-up to drive our future growth. Over the next four years, we expect to make significant expenditures to expand our projects currently under development and construction to bring them into commercial operation. We estimate that total project costs to bring each project into commercial operation will be approximately $521 million to complete the construction of Lima Energy Gas 1, approximately $1.2 billion for full construction of Gas 2, and approximately $4.1 billion for full construction of the Cleantech Energy Facility. Project costs include capital expenditures, engineering, procurement and construction and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbons.

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

On February 25, 2014, we filed a shelf registration statement on Form S-3 for up to $150 million of our common stock  (the “Form S-3”) and filed an amendment on May 9, 2014, responding to the staff of the SEC’s comments on the registration statement.  When the registration statement becomes effective, we intend from time to time to offer and sell, in one or more offerings, shares of our common stock on terms to be decided at the time of the sale.  Proceeds from the offering(s) could be used for, but are not limited to, solidifying fuel reserves, reducing corporate debt, providing us with additional working capital and executing other strategic initiatives. There can be no assurance that the registration statement will become effective which could impact our ability to generate additional working capital and to execute on the strategic initiatives mentioned above.

Recent Financing Transactions

Note Purchase Agreement and Unit Purchase Agreement Amendments

On May 2, 2014, certain provisions of the Note Purchase Agreement and Unit Purchase Agreement between Lima Energy Company, the Company, the noteholders and the unit holders, and Third Eye, as administrative agent, were amended effective March 31, 2014 as previously discussed in this Quarterly Report on Form 10-Q. The amendments included a reduction to the minimum balance required to be maintained in the Minimum Cash Blocked Account to $900,000, establishing payment options for interest due and payable on May 1, 2014 and June 1, 2014 interest payment dates for the Note Purchase Agreement and deferral of interest due and payable on the May 1, 2014 and June 1, 2014 interest payment dates until redemption or conversion of the note under the Unit Purchase Agreement.  There were amendment fees totaling $800,000 that are payable to the administrative agent on or before June 1, 2014 by either issuing 800,000 shares of common stock of the Company (or penny warrants to purchase equivalent shares) or paying $800,000 in cash.

Third Eye Investment

On November 18, 2013, we issued a 4% secured convertible note in the amount of $1,200,000 to Third Eye Capital Corporation of Toronto, Canada, or Third Eye, as administrative agent for the holders.  This note was issued under the provisions of the Note Purchase Agreement discussed above. The principal amount and accrued interest are due November 18, 2014.  We can repay the principal amount and accrued interest on the note in cash or common stock without penalty any time prior to the maturity date.  The note bears interest at the rate of 4% per annum, and commences accruing on February 1, 2014.  Interest will be payable in arrears, on the earlier of the stated maturity date, an equity raise in an aggregate sum of not less than $20 million or change of control. This note covers the fee to obtain a $60 million standby letter of commitment from Third Eye for future acquisitions.

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

•
Feedstock. Our Ultra Clean Btu Converter facilities are being designed to convert a variety of solid hydrocarbons, such coal, renewables or petcoke, into UCSC.  The cost of procuring and preparing of the feedstock to be used in our Ultra Clean Btu Converter process will be a major component of cost of goods sold.  Our actual feedstock costs may be higher or lower, depending on then-prevailing market conditions.  Our flexible feedstock strategy will allow us to reduce our feedstock cost by taking advantage of current feedstock market conditions.

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

Financial Operations Overview

Revenue and Cost of Goods Sold

To date, we have not generated any revenue or incurred any cost of goods sold, and we do not expect to do so until at least twenty-four to thirty months from securing financing for the Lima Gas 1 project.

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

Derivative Gains and Losses

Our outstanding warrant to purchase 10,312,500 shares of our common stock is required to be classified as a liability and to be adjusted to its fair value at the end of each reporting period.  Any changes in fair value of this warrant liability are required to be recorded as a gain or a loss, as applicable, in the period that the change in value occurs.

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

The net operating loss carryforwards for income tax purposes are approximately $16,985,000 and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of our net operating loss carryforwards may be limited if we experience a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact our ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Basic and Diluted Net Income and Net Loss per Share

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

Results of Operations

For the Quarters Ended March 31, 2014 and March 31, 2013

Operating Expenses

Our operating expenses increased $765,351 to $1,631,451 for the quarter ended March 31, 2014 compared to $866,100 for the quarter ended March 31, 2013. The increase is primarily attributable to higher general and administrative expenses related to stock-based compensation to certain executives and directors, increased professional services, independent director fees, and property taxes, totaling $710,340.

Other Income

Other income includes interest income, which decreased $1,253 to $99 for the quarter ended March 31, 2014.  The decrease in interest income is related to the quarter over quarter total interest income earned on the restricted cash balance which decreased by $1,000,000 to $2,000,000 in late 2013.  This restricted cash account is required under the Note Purchase Agreement with Third Eye.  Any release from the restricted cash account is at the sole discretion of Third Eye. On March 31, 2014, Third Eye amended its agreements to allow for a release of an additional $1,100,000 which is available to be used to pay interest due and payable and other fees owed to the lender.

Interest Expense

Interest expense increased $489,560 to $1,752,665 for the quarter ended March 31, 2014 compared to $1,263,105 for the quarter ended March 31, 2013.  The increase in interest expense is primarily attributable to a $238,475 change in estimate related to the summary judgment previously discussed in this filing and the recognition of $100,000 in fees related to an amendment made to the Note Purchase Agreement on December 31, 2013.  Interest expense includes year over year increases in debt discount amortization of the beneficial conversion feature related to the Third Eye transaction of $61,161. In the quarter ended March 31, 2014, we accrued $313,175 in interest expense related to the summary judgment previously discussed in this filing.

Derivative Gains and Losses

We recognized $4,842,000 in derivative gains for the quarter ended March 31, 2014 compared to $1,238,000 in derivative losses for the quarter ended March 31, 2013. The derivative gains and losses recognized during the quarters ended March 31, 2014 and March 31, 2013 related to recording the fair value of the stock warrant associated with the 4% subordinated secured convertible debt, discussed in previously filings, for the reporting periods under the mark to market approach.

Income Taxes

For the quarters ended March 31, 2014 and 2013, there were no provisions for income taxes recorded.

Net Income and Net Loss

We experienced net income of $1,457,983 or $0.02 per basic share and a net loss of $.04 per diluted share, for the quarter ended March 31, 2014 compared to a net loss of $3,365,853, or $0.04 per basic and diluted share, for the quarter ended March 31, 2013, an improvement of $4,823,836. The improvement in net earnings is primarily attributable to $4,842,000 in derivative gains for the quarter ended March 31, 2014 as compared to $1,238,000 in derivative losses for the same period in 2013 as discussed previously in this filing.  The derivative gains were offset in part by higher debt related costs associated with the financing from Third Eye, stock compensation expense for certain key executives and board members and interest expense associated with the Dorsey complaint against us and GEI.

Basic and Diluted Net Income and Net Loss per Share

Our net income for the quarter ended March 31, 2014 was $0.02 per basic share and a net loss of $.04 per diluted share, compared to a net loss of $0.04 per basic and diluted share for the quarter ended March 31, 2013. The decrease in net loss per basic share was driven primarily by derivative gains related to recording the fair value of the stock warrants associated with the 4% subordinated secured convertible debt.

Liquidity and Capital Resources

As of March 31, 2014, we had $695 of operating cash and $2,000,000 in restricted cash on our balance sheet. This restricted cash account is required under the Note Purchase Agreement with Third Eye.  Any release from the restricted cash account is at the sole discretion of Third Eye. On March 31, 2014, in conjunction with Third Eye, the administrative agent for the note holders and unit holders, we amended the Note Purchase Agreement and Unit Purchase Agreement to allow us to utilize $1,100,000 in funds from the Minimum Cash Blocked Account.  All fees and interest due and payable through April 1, 2014 in conjunction with these agreements were paid from these funds. As of the date of this report, $944,958 remains in the Minimum Cash Blocked Account.

In the quarter ended March 31, 2014, we received $123,934 in advances from related parties to use for working capital purposes.

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

We expect construction of Lima Energy Gas 1 will require approximately $521 million to complete.   We have structured, and are currently working to complete, a private placement of secured limited recourse bonds that we expect will provide sufficient proceeds for construction of Gas 1, repayment our Third Eye Notes and for working capital purposes.  There can be no assurance that this financing will be completed successfully which could impact our ability to complete the construction of, and put into commercial operations, Gas 1.

Cash Flows

	Quarters Ended March 31,
	2014	2013
Cash used in operating activities	$(688,446)	$(829,787)
Cash used in investing activities	(625)	(500,038)
Cash provided by financing activities	125,175	(498,215)
Increase/(Decrease) in cash	$(563,896)	$(1,828,040)

Net Cash Used In Operating Activities

For the quarter ended March 31, 2014, cash used in operating activities decreased to $688,446 compared to $829,787 for quarter ended March 31, 2013. Major items affecting operating cash included $4,823,836 improvement in net earnings, which included an decrease of $5,601,546 in non-cash expenses related primarily to recording the fair value of the stock warrants associated with the 4% subordinated secured convertible debt for this reporting period under the mark to market approach, other debt related amortization costs and stock-based compensation. Our cash expenses increased $777,710. The increase in cash expense was more than offset by the net affect of an increase in our current liabilities of $1,620,854 and a decrease of $739,726 in the interest prepaid to Third Eye. For the quarters ended March 31, 2014 and 2013, our primary uses of funds in 2013 were related to salary expenses, professional fees related to the financing of our Lima Energy project and SEC reporting and compliance costs for the current fiscal year.

Net Cash Used in Investing Activities

For the quarter ended March 31, 2014, cash used in investing activities decreased by $499,413 to $625 compared to $500,038 for the quarter ended March 31, 2013.  The decrease is primarily attributable to us fulfilling our initial committed spend requirement for site work at the Lima Facility location and deferring continued construction activities of our Technology Innovation Center. During the quarter ended March 31, 2013, we invested $252,341 and $236,147, respectively, in site work for the Lima Facility and further construction activities of our Technology Innovation Center.

Net Cash Provided by Financing Activities

For the quarter ended March 31, 2014, we generated $125,175 in cash from financing activities as compared to using $498,215 in cash for financing activities for the quarter ended March 31, 2013. During the quarter ended March 31, 2014, we received $123,934 in advances from related parties to use for working capital purposes. In the quarter ended March 31, 2013, we used $499,442 in cash to fund an escrow account for future construction activities of our Technology Innovation Center.

Cash Position and Outstanding Indebtedness

Our total indebtedness at March 31, 2014 increased by $1,929,932 to $44,882,591 from $42,952,659 as of December 31, 2013. Our indebtedness is comprised of debt from financing transactions with Third Eye, as well as accounts payable, accrued liabilities, and advances from related parties. This increase was totally attributable to an increase in current liabilities. The amount reflected in Long Term Liabilities in our Consolidated Balance Sheets is net of $4,458,642 and $4,868,769 in debt discounts and unamortized fees expense at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014, we had current assets of $84,828 compared to current assets of $584,558 at December 31, 2013. We had long term assets of $32,263,101 at March 31, 2014 and long term assets of $32,264,935 at December 31, 2013.

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

While we have provided a detailed review of our significant accounting policies in Note 2 in our Annual Report on Form 10-K dated for year ended December 31, 2013, we believe the following critical accounting policies involve significant areas of management’s judgments and estimates in the preparation of our consolidated financial statements.

Impairment of Long-Lived Assets

We assess impairment of long-lived assets and test long-lived assets for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Examples of such events or changes in circumstances that could trigger a review include, but not limited to, a decrease in market price of the assets, adverse change in business climate, legal or regulatory factors, obsolescence or significant damage to the assets.  In such cases we determine the fair value based upon forecasted, undiscounted cash flows which the assets are expected to generate and the net proceeds expected from their expected sale.  If the carrying amount exceeds the fair value of the asset, it is decreased by the difference between the two being the amount of the impairment.  As of March 31, 2014 and December 31, 2013, we have not identified evidence of the impairment of our long-lived assets.

Accounting for Derivative Instruments

In connection with the Unit Purchase Agreement, as discussed in previous filings, we issued a warrant to the unit purchasers granting the right to purchase an aggregate of 10,312,500 shares of our common stock.  The warrant included certain anti-dilution protection that requires the fair value of the warrant to be recorded as a liability. As a liability, we are required to record the fair value of the stock warrant liability each reporting period.  We recognized a derivative gain of $4,842,000 and a derivative loss of $1,238,000 for the quarters ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014, since inception, we have incurred $41,380,419 in net losses of which $21,583,761 were non-cash expenses.  We had $695 of cash on hand and an additional $2,000,000 in restricted funds.  On May 2, 2014, certain revisions were made to the Note Purchase Agreement and the Unit Purchase Agreement, effective March 31, 2014, that reduced the restricted fund requirement to $900,000, allowing for $1,100,000 in funds to be used to pay interest due and payable and other fees owed to the lender.  As of the date of this report, $944,958 of restricted funds remain.  These revisions are discussed in more detail in “NOTE 6 – Borrowing” section of this Quarterly Report on Form 10-Q.  We anticipate further losses during the development stage and it is reasonably possible that we will not be able to fund our operations or comply with certain financial covenants over the next 12 months without taking certain actions.  Such actions include, but are not limited to, modifying current debt agreements, entering into new debt agreements, issuing capital stock, reducing operating expenses and liquidating assets.

We currently intend to complete significant capital transactions in 2014 and we have access to reserve equity lines if we meet certain requirements. These transactions are discussed in more detail in the “Future Capital Requirements” section of this Quarterly Report on Form 10-Q.  In addition, we have major assets with values we believe to be in excess of $100 million that may be utilized to increase liquidity. There can be no assurance that these capital transactions will be completed or asset liquidations would get completed in the targeted timeframe, which could impact our ability to have sufficient resources to meet our objectives raising doubt as to the Company’s ability to continue as a going concern.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with Financial Account Standards Board, or FASB, Accounting Standards Codification, ASC, 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this statement, share-based compensation is measured at grant date based on the fair value of the award and is recognized as an expense over the applicable vesting period of the stock award (generally two years) using the straight line method. During the quarter ended March 31, 2014, the Company issued stock awards of 830,000 shares to certain key executives and board members, of which 190,000 vested immediately, and no stock options or warrants.  The stock awards in the quarter ended March 31, 2014 had a fair value of $1,328,000.  We record expense on a straight-line basis for awards with installment vesting.  If the required performance measure is determined to be probable by management, the fair value of the performance stock awards at the grant date is amortized on a straight-line basis over the vesting period and recorded as an expense.  Management will reassess the probability of achieving the required performance metric periodically. If management determines that the required performance metric is not achievable, the expenses recognized to date for such awards will be reversed. For awards that are granted with immediate vesting, we record expense in the month of which awards are granted. For the quarter ended March 31, 2014, we recognized equity compensation expense of $450,694 and have unrecognized costs related to unvested shares totaling $952,075.  During the quarter ended March 31, 2013, the Company issued no stock awards and issued no stock options or warrants in connection with employee compensation

Recent Accounting Pronouncements from Financial Statement Disclosures

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

Due to the material weakness,as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013, management has concluded that as of the end of the period covered by this Quarterly Report, the Company’s internal controls over financial reporting were not effective.  In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.

Changes in internal control over financial reporting

In order to remediate the deficiency in internal controls over financial reporting, particularly with respect to identifying and accounting for material agreements and related party arrangements, management has established a Related Party Policy that requires all related party transactions over $120,000 to be approved by the Audit Committee of the Board of Directors, if approved, the agreement or arrangement must be signed by two (2) executives of the Company, none of which can be party to the agreement or arrangement. In addition, the Company now requires two (2) executive signatures on all material agreements and arrangements.

Other than as discussed above, there have been no other significant changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

With exception of the risks noted below, there have been no material changes to the risk factors disclosed in Part I. Item 1A."Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013 (the "10-K"). In evaluating and understanding us and our business, you should carefully consider (1) the risks described below, in conjunction with (2) the risks described in and all of the information set forth in the 10-K, including the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included thereto and (3) information in our other filings with the SEC, including any subsequent or future reports on Forms 10-Q and 8-K. These are not the only risks we face. Additional risks not presently known or which we currently deem immaterial may also affect our business operations, and even the risks identified below may adversely affect our business in ways we cannot currently anticipate. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Risks Relating to Our Business and Industry

Management’s determination that a material weakness exists in our internal controls over financial reporting could have an adverse impact on the Company.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 9A of our Annual Report on Form 10-K, management reported that a material weakness exists in the Company’s internal control over financial reporting specifically related to identifying and accounting for material agreements and related party arrangements. Due to this this material weakness, management has concluded that as of the end of the period covered by this quarterly report, the Company’s internal controls over financial reporting were not effective.  Consequently, and pending the Company’s remediation of the matter that caused the control deficiencies underlying the material weakness, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements.  Accordingly, the price of our stock and our ability to obtain financing may be adversely and materially impacted.

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

Dated: May 16, 2014	USA SYNTHETIC FUEL CORPORATION

By: /s/ Dr. Steven C. Vick Name: Dr. Steven C. Vick Title: President and Chief Executive Officer

By: /s/ Daniel W. Dixon Name: Daniel W. Dixon Title: Chief Financial Officer