Form 10-Q
period 2014-06-30
USA Synthetic Fuel Corp
filed 2014-08-19
CIK 1487920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014.

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

There were 81,848,806 shares of the Registrant’s Common Stock issued and outstanding on August 8, 2014.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2014	2013
Assets
Current Assets
Cash and Cash Equivalents	$28,267	$564,591
Prepaid Expenses	53,504	19,967
Total Current Assets	81,771	584,558
Property, Plant & Equipment
Lima Energy Project	4,682,931	4,682,305
Furniture & Fixtures, net	10,089	12,526
Total Property, Plant & Equipment	4,693,020	4,694,831
Other Assets
Restricted Cash	900,000	2,001,241
BOE Energy	25,568,863	25,568,863
Total Other Assets	26,468,863	27,570,104
Total Assets	$31,243,654	$32,849,493
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$1,523,152	$905,086
Advances from Related Parties	178,191	154,257
Accrued Expenses	4,566,010	3,985,771
Payroll Liabilities	2,138,845	1,407,545
Notes Payable, net of debt discount of $4,623,999, at June 30, 2014	30,985,084	-
Note Payable - Short Term	1,200,000	1,200,000
Note Payable from Related Party- Short Term	499,651	-
Land Purchase Liability	200,000	200,000
Total Current Liabilities	41,290,933	7,852,659
Long Term Liabilities
Land Purchase Liability	100,000	100,000
Stock Warrant Liability	5,309,000	15,677,000
Notes Payable, net of debt discount of $4,8668,769, at December 31, 2013	-	30,131,231
Total Long Term Liabilities	5,409,000	45,908,231
Total Liabilities	46,699,933	53,760,890
Stockholders' Equity (Deficit)
Preferred Stock, $0.0001 par value, 9,925,153 shares
authorized, none issued or outstanding	-	-
Series A Super Voting Preferred Stock, $0.0001 par value,
2 shares authorized, none issued or outstanding	-	-
Series B Preferred Stock, $0.0001 par value, 74,845 shares
authorized, none issued or outstanding	-	-
Common Stock, $0.0001 par value, 300,000,000 shares
authorized, 81,848,806 and 80,782,390 shares issued
and outstanding at June 30, 2014 and December 31, 2013, respectively	8,185	8,078
Additional Paid-in Capital	23,255,907	21,918,926
Deficit Accumulated during the Development Stage	(38,720,372)	(42,838,402)
	(15,456,280)	(20,911,398)
Non-controlling Interest	1	1
Total Stockholders' Equity (Deficit)	(15,456,279)	(20,911,397)
Total Liabilities and Stockholders' Equity (Deficit)	$31,243,654	$32,849,493

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
					Cumulative Total
					November 30,
					2009 (Inception) to
	Quarters Ended June 30,		Six Months Ended June 30,		June 30,
	2014	2013	2014	2013	2014
Cost and expenses

General and Administrative Expenses	$1,314,991	$957,508	$2,946,443	$1,823,608	$15,362,499
Impairment Expense	-	-	-	-	6,439,429
(Loss) from operations before other
Income (expense) and income taxes	(1,314,991)	(957,508)	(2,946,443)	(1,823,608)	(21,801,928)
Other Income (Expense)
Other Income	-	1,122	99	2,474	75,392
Derivative Gain/(Loss)	5,526,000	(7,027,000)	10,368,000	(8,265,000)	(4,615,500)
Interest Expense	(1,550,962)	(1,271,875)	(3,303,626)	(2,534,980)	(12,378,336)
Total Other Income (Expense)	3,975,038	(8,297,753)	7,064,473	(10,797,506)	(16,918,444)
Income (Loss) before Income Taxes	2,660,047	(9,255,261)	4,118,030	(12,621,114)	(38,720,372)
Provision for Income Taxes	-	-	-	-	-
Net Income (Loss)	$2,660,047	$(9,255,261)	$4,118,030	$(12,621,114)	$(38,720,372)

Net Income (Loss) per Common Share - Basic	$0.03	$(0.11)	$0.05	$(0.16)

Net Loss per Common Share - Diluted	$(0.04)	$(0.11)	$(0.08)	$(0.16)

Weighted Average Number of Common Shares Outstanding	81,315,473	80,682,390	81,182,139	80,682,390

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative Total
			November 30,
			2009 (Inception) to
	Six Months Ended June 30,		June 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,118,030	$(12,621,114)	$(38,720,372)
Adjustment to reconcile net loss to net cash
used in operating activities;
Adjustment to prior period employee stock compensation	-	-	(116,820)
Stock-based compensation	597,388	-	922,276
Debt discount amortization	892,770	697,932	4,050,365
Stock issued for services	91,700	-	432,185
Paid-in-kind interest	609,083	-	609,083
Stock issued for accrued interest	-	-	338,070
Impairment expense	-	-	6,439,429
Depreciation expense	2,437	2,439	7,312
Derivative gain (expense)	(10,368,000)	8,265,000	4,615,500
Changes in operating assets and liabilities:
Prepaid expenses	(33,537)	(108,221)	(53,504)
Prepaid interest	-	1,487,672	-
Accounts payable	618,065	329,264	1,523,151
Accrued expenses	580,239	331,240	4,566,011
Payroll liabilities	731,300	-	2,412,703
Accrued interest	-	-	252,990
Net cash used in operating activities	(2,160,525)	(1,615,788)	(12,721,621)
CASH USED IN INVESTING ACTIVITIES
Lima Project - Site Work	(625)	(1,645,714)	(2,681,873)
Lima Project - Land	-	-	(1,701,057)
Furniture and Fixtures	-	(11,551)	(17,401)
BOE Energy	-	-	(25,168,863)
Net cash used in investing activities	(625)	(1,657,265)	(29,569,194)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	12,000,100
Advances from related parties	23,934	-	522,695
Notes payable, long term	-	1,093,425	32,000,000
Loan fees, long term debt	-	-	(1,773,614)
Note payable from related party, short term	499,651	-	499,651
Note payable, short term:
Proceeds	-	-	105,500
Payments	-	-	(135,250)
Escrowed Cash	-	(139,507)	-
Restricted Cash	1,101,241	1,240	(900,000)
Net cash provided by financing activities	1,624,826	955,158	42,319,082
Net decrease in cash and cash equivalents	(536,324)	(2,317,895)	28,267
Cash and cash equivalents at beginning of the period	564,591	2,996,312	-
Cash and cash equivalents at end of period	$28,267	$678,417	$28,267

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Continued)
			Cumulative Total
			November 30,
			2009 (Inception) to
	Six Months Ended June 30,		June 30,
	2014	2013	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$1,060,833	$99,179	$4,913,516
Income taxes paid	-	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES

Land Purchase Liability - Installment payments on land purchase	-	-	300,000
Lima Project - Land	-	-	(300,000)
Stock issued for debt and accrued interest - Payment of note payable through issuance of common stock	-	-	7,658,328
Accrued interest	-	-	(591,060)
Note payable, Lima	-	-	(6,439,429)
Advances from related parties - Payroll liabilities settled with common stock	-	-	(344,504)
Payroll liabilities	-	-	(283,335)
Notes payable - Conversion of note payable into common stock	-	-	(23,000)
Common stock	-	-	66
Paid-in capital	-	-	22,934
Other Asset	-	-	(1)
Non-Controlling Interest	-	-	1
BOE Energy - Shares issued in acquisition of energy asset	-	-	(400,000)
Paid-in capital	-	-	399,750
Common stock	-	-	250
Note payable - conversion of amendment fees into common stock	(648,000)	-	(648,000)
Paid-in capital	80	-	80
Common stock	647,920	-	647,920

	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements June 30, 2014 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X, as promulgated by the Securities and Exchange Commission.  Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the period ended December 31, 2013.  In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The consolidated statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the six-month period ended June 30, 2014.  Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

As of June 30, 2014, we had $28,267 of cash on hand and an additional $900,000 in restricted funds.  On May 29, 2014, we issued a $1,000,000 unsecured, convertible promissory note to Bridgewater Capital Corporation (“BCC”), a related party.  BCC is a related party to the Company because a member of our board of directors, James R. Treptow, is Chief Executive Officer and President and sole shareholder of BCC. As of the date of this filing, we have received $499,651 in proceeds from the promissory note, and we expect to receive the remaining proceeds upon commencement of bond issue marketing.  On May 2, 2014, certain revisions were made to the Note Purchase Agreement and the Unit Purchase Agreement between Lima Energy and Third Eye Capital (“Third Eye”), administrative agent for the noteholders and unit holders, effective March 31, 2014, that reduced the restricted fund requirement to $900,000, allowing for $1,100,000 in funds to be used to pay interest due and payable and other fees owed to the lender. As of the date of this report, $1,100,000 has been used to pay such interest and other fees. The promissory note issuance and the revisions to the Note Purchase Agreement and Unit purchase Agreement are discussed in more detail in “NOTE 6 – Borrowing” section of this Quarterly Report on Form 10-Q. We anticipate further losses during the development stage and it is reasonably possible that we will not be able to fund our operations or comply with certain financial covenants over the next 12 months without taking certain actions.  Such actions include, but are not limited to, modifying current debt agreements, entering into new debt agreements, issuing capital stock, reducing operating expenses and liquidating assets.

We currently are working to complete major capital transactions underway that are targeted to be complete in the near future. We have focused our efforts to date on obtaining large amounts of capital to fund our planned project development activity.  We have structured, and are currently working to complete, a private placement of secured limited recourse bonds in 2014, the proceeds of which we would use primarily to fund construction of our initial project, Lima Energy Gas 1. However, there can be no assurance that this potential financing will be completed in the targeted time frame or at all.  We expect that the proceeds of this financing will be held by a trustee, who will manage the drawdown schedule.  Following completion of this transaction, we anticipate commercial operations at the Lima Facility to commence in approximately twenty-four to thirty months.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements June 30, 2014 (Unaudited)

NOTE 2 – GOING CONCERN (continued)

On February 25, 2014, we filed a shelf registration statement on Form S-3 for up to $150 million of our common stock (the “Form S-3”) and filed an amendment on May 9, 2014. On July 15, 2014, we received a formal notice of default from Third Eye in conjunction with the Note Purchase Agreement which is discussed in Note 8 – Subsequent Events section of this Quarterly Report on Form 10-Q. Our failure to make the required July and August interest payments under the Note Purchase Agreement and the Unit Purchase Agreement has made us ineligible to use Form S-3, and we will remain ineligible to use it until, at least, we file our next Form 10-K.  Accordingly, if we seek to make a registered offering of our securities, we will be required to use Form S-1 to register the securities, which we expect will be materially more expensive and time-consuming than using Form S-3 would have been.

In addition, we have a major energy asset that may be utilized to increase liquidity. Due to the uncertainties inherent in the methodologies used to determine a fuel asset valuation, we cannot offer any assurances as to the value that could be ultimately realized.

We have been working to complete major capital transactions that were targeted to be complete in the near future. We had been focusing our efforts to date on obtaining large amounts of capital to fund our planned project development activity.  We had structured, and we were working to complete, a private placement of secured limited recourse bonds in 2014, the proceeds of which we would use primarily to fund construction of our initial project, Lima Energy Gas 1. Three subsequent events, each as described more fully in “Item 8 - Subsequent Events,” have occurred which, individually or collectively, may restrict our ability to complete any major capital transaction in the near future.  First, on July 2, 2014, the Company received a subpoena from the SEC Division of Enforcement seeking certain documents and information about the Company’s accounting practices and internal controls.  Second, on July 15, 2014, the Company received a formal notice of default from Third Eye under the Note Purchase Agreement, identifying a July 1, 2014 interest payment default and asserting that the Company also failed to comply with certain financial covenants during May and June 2014. Third, we have been informed by Third Eye that an independent engineer’s preliminary appraisal, which we have not seen, indicates that the estimated fair market value of our Indiana BOE Energy Asset and the valuation of our Wyoming BOE Energy Asset could be less than we have previously believed Management has performed an internal valuation of the Indiana BOE Asset and has determined that an impairment to current carrying value is not required at this time. Management will continue to monitor and re-evaluate the Indiana BOE Asset’s value and as additional information becomes available, we will make adjustments to the carrying value if needed. Given these three subsequent events, there can be no assurance that any potential financing will be completed in the targeted time frame or at all, unless or until the three issues raised can be addressed fully.

There can be no assurance that these capital transactions will be completed or asset liquidations would be completed in the targeted timeframe or at significant monetary returns, which could impact our ability to have sufficient resources to meet our objectives, raising doubt as the Company’s ability to continue as a going concern.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the three-month and six-month periods ended June 30, 2014. We have entered into a 10% unsecured convertible promissory note that can be converted into 100,000 shares of our common stock and also have issued warrants for up to 2,000,000 shares of our common stock.  We also have entered into a 4% subordinated secured convertible note that can be converted into 10,312,500 shares of our common stock and also have issued a warrant for 10,312,500 shares of our common stock.  All of these convertible shares and warrants are potentially dilutive. The gain for the quarter and six months ended June 30, 2014 of $5,526,000 and $10,368,000, respectively, related to the 4% subordinated secured convertible note warrant has been deducted from net income for the purposes of the diluted EPS.  Each of these warrants is discussed in more detail below.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Income (Loss) per Common Share - Basic	$0.03	$(0.11)	$0.05	$(0.16)

Net Loss per Common Share - Diluted	$(0.04)	$(0.11)	$(0.08)	$(0.16)

Weighted Average Number of Common
Shares Outstanding - Basic & Diluted	81,315,473	80,682,390	81,182,139	80,682,390

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements June 30, 2014 (Unaudited)

NOTE 4 – COMMON STOCK

Stock Issued for Services

In February 2014, the Company issued 76,416 shares of our common stock valued at $91,700 in lieu of cash to the independent members of the Board of Directors for 2013 director fees.

Stock Issued for Amendment Fees

On May 2, 2014, certain provisions of the Note Purchase Agreement and Unit Purchase Agreement between Lima Energy Company, the Company, the noteholders and unit holders, and Third Eye Capital Corporation, (“Third Eye”), as administrative agent, were amended effective March 31, 2014. An amendment fee pursuant to the Note Purchase Agreement amendment was payable to the administrative agent on or before June 1, 2014 by either issuing 300,000 shares of common stock of the Company (or penny warrants to purchase equivalent shares) or paying $300,000 in cash. An amendment fee pursuant to the Unit Purchase Agreement was payable to the administrative agent on or before June 1, 2014 by either issuing 500,000 shares of common stock of the Company (or penny warrants to purchase equivalent shares) or paying $500,000 in cash. On June 1, 2014, the Company issued 800,000 shares of common stock valued at $648,000 in lieu of cash to Third Eye for amendment fees associated with both the Note Purchase Agreement and the Unit Purchase Agreement, which is discussed in more detail in “Note 6 – Borrowing” section of this Quarterly Report on Form 10-Q.

Warrants

On May 29, 2014 we issued a $1,000,000 unsecured, convertible promissory note to a related party, Bridgewater Capital Corporation, which is discussed in more detail in “Note 6 – Borrowing” section of this Quarterly Report on Form 10-Q. As part of this promissory note, we issued a warrant to purchase up to 2,000,000 shares of our common stock for $20.00 per share with a life of 19 months. The stock warrants did not include any “down round” anti-dilution protection and are able to be classified as an equity component. The aggregate value of the warrant shares was nominal, therefore, no debt discount was recorded for the period ending June 30, 2014. The fair value of the stock warrants is computed using the Black Scholes Merton model with the following inputs:

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Risk free interest rate	0.26%	-	0.26%	-

Volatility (Rounded)	80%	-	80%	-

On September 24, 2012 we entered into a Note Purchase Agreement and Unit Purchase Agreement with Third Eye Capital Corporation, as agent for the note holders, as more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.   As part of the Unit Purchase Agreement, we issued a warrant to purchase 10,312,500 shares of our common stock for $0.48 with a life of ten (10) years.  The warrant was issued in connection with a convertible note payable.  The aggregate value of the warrant shares was $1,008,000 and was recorded as debt discount.  The beneficial conversion feature resulting from the discounted conversion price compared to the market price was valued on the date of the grant to be $992,000.  This value was recorded as a discount to debt and offset to additional paid-in capital during this quarter as a result of us receiving the remaining proceeds during this quarter. The stock warrants included certain “down round” anti-dilution protection that required the fair value of the stock warrants to be recorded as a liability. As a liability, we are required to record the fair value of the stock warrant liability each reporting period on a mark to market approach.  We have recognized a derivative gain of $5,526,000 for the three months ended June 30, 2014 compared to a derivative loss of $7,027,000 for the three months ended June 30, 2013. We have recognized a derivative gain of $10,368,000 for the six months ended June 30, 2014 compared to a derivative loss of $8,265,000 for the six months ended June 30, 2013. The fair value of the stock warrants is computed using the Monte Carlo simulation model with the following inputs:

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company)
Condensed Notes To The Consolidated Financial Statements
June 30, 2014 (Unaudited)

NOTE 4 – COMMON STOCK (continued)

Warrants (continued)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Risk free interest rate	2.30%	2.38%	2.30% - 2.51%	1.76% - 2.38%

Volatility (Rounded)	80%	80%	80%	80%

Probability of non-dilution event	25%	95%	25% - 95%	95%

Probability of dilution event	75%	5%	5% - 75%	5%

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

The 2013 Plan is a broadly based equity compensation plan that provides for grants of restricted stock, stock options and performance awards. Shares of common stock issued under the 2013 Plan may be made available from authorized but unissued common stock or common stock we acquire. If any shares of our common stock are covered by an award that is canceled, forfeited or otherwise terminated without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), such shares will again be available for issuance under the 2013 Plan. The 2013 Plan authorizes the issuance of up to 4,000,000 shares of common stock. As of June 30, 2014, there were 3,120,000 shares available for future grants.

We may make long-term incentive awards annually to employees under the 2013 Plan. Generally, awards would vest over time, subject to the employee's continued employment.  Equity compensation expense for these awards is recognized in general and administrative expenses over the award’s requisite service period (generally, the vesting period of the award). The fair value of the restricted stock units at the grant date is amortized on a straight-line basis over the vesting period and recorded as an expense.

On January 8, 2014 our Board of Directors granted performance awards under the 2013 Plan to our executive management and our independent directors.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements June 30, 2014 (Unaudited)

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

Additionally, our independent directors were each granted an award of 35,000 shares of our common stock with immediate vesting, in recognition of service to the Company.  Mr. Davis was granted an additional special award of 50,000 shares in recognition of the extra work he has done on behalf of the Company.

The stock awards discussed above had a fair value of $1,409,000. The fair value is based on the grant date trading value of the common stock. We recognized equity compensation expense of $146,694 and $597,388 for the quarter and six months ended June 30, 2014, respectively.  At June 30, 2014, we have unrecognized costs related to unvested shares totaling $805,381.  During the quarter ended June 30, 2013, the Company issued no stock awards and issued no stock options or warrants in connection with employee compensation.

Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and is subject to forfeiture in certain circumstances. The fair value of restricted stock awards is based on the closing price of the common stock on the grant date.

Stock Options. Stock options could be granted with an exercise price equal to the closing price of our common stock on the grant date and generally have a 10-year term. We determine the fair value of stock options at the grant date using an option pricing model. As of June 30, 2014, there were no outstanding stock option awards.

Performance Shares. Performance shares are long-term incentive opportunities, which are payable in common stock or cash and are generally contingent upon our achieving certain financial goals.  As of June 30, 2014, there were 640,000 outstanding performance awards.

Other. There was no tax benefit recognized in the quarter ended June 30, 2014 related to equity-based compensation, as we record a full valuation allowance against our deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements June 30, 2014 (Unaudited)

NOTE 5 – INCOME TAXES (continued)

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

The net operating loss carryforwards for income tax purposes are approximately $19,354,000 and will begin to expire in 2029.

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At June 30, 2014 and December 31, 2013, the Company had no interest or penalties accrued.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements June 30, 2014 (Unaudited)

NOTE 5 – INCOME TAXES (continued)

At June 30, 2014 and December 31, 2013, the Company does not have unrecognized tax benefits that, if recognized, would affect the Company’s tax provision.

The Company or one of its subsidiaries files income tax returns in the U.S. federal, foreign and various state jurisdictions. Given the federal and certain state net operating losses generated in prior years, the statute of limitations for all tax years beginning with the period ended December 31, 2009 are still open.

NOTE 6 – BORROWING

Short Term

On May 29, 2014, we issued a 10% unsecured convertible promissory note to BCC, a related party, in the amount of $1,000,000.  BCC is a related party to the Company because a member of our board of directors, James R. Treptow, is Chief Executive Offer and President and sole shareholder of BCC. The note accrues interest at the rate of 10% per annum beginning on the day the funds are received but including the date the payment is made to BCC. The principal amount and any unpaid interest are due on October 30, 2014.  The principal amount and any unpaid accrued interest can be repaid by the issuer in cash, in full or in part, at any time prior to the maturity date.  BCC can also convert the outstanding principal and unpaid interest to common shares of our stock at any time at a price of $10 per share.  As part of the note, we issued a warrant to purchase up to 2,000,000 shares of common stock for $20.00 per share until January 7, 2016. The aggregate value of the warrant shares was nominal, therefore no debt discount was recorded for the period ending June 30, 2014. As of the date of this filing, we have received $499,651 in proceeds from this note.  We received $100,000 on March 27, 2014 as an advance from Mr. Treptow that was later included in the short term promissory note. The remaining proceeds are expected to be funded with the commencement of marketing of our bond issue. For the quarter ended June 30, 2014, we recognized $4,025 in interest expense on this note.

On November 18, 2013, we issued a 4% secured convertible note in the amount of $1,200,000 to Third Eye Capital Corporation of Toronto, Canada, or Third Eye, as administrative agent for the holders.  This note was issued under the provisions of the Note Purchase Agreement discussed below. The principal amount and any unpaid accrued interest are due November 18, 2014.  The principal amount and any unpaid accrued interest can be repaid by the issuer in cash or common stock at any time prior to the maturity date.  The note accrues interest at the rate of 4% per annum beginning on February 1, 2014.  This note represents the fee to obtain a $60 million standby letter of commitment from Third Eye.  For the quarter and six month ended June 30, 2014, we recognized $11,733 and $19,333, respectively, in interest expense on this note.

On September 24, 2012, we entered into a Note Purchase Agreement and Unit Purchase Agreement with Third Eye Capital Corporation, as agent for the note holders, as more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On May 2, 2014, certain provisions of the Note Purchase Agreement between Lima Energy Company, the Company, the noteholders, and Third Eye, as administrative agent, were amended effective March 31, 2014 as follows:

•	The minimum balance required to be maintained in the Minimum Cash Blocked Account was reduced from $2,000,000 to $900,000; and

•
Interest due and payable on the May 1, 2014 and June 1, 2014 interest payment dates, may, at Lima Energy Company’s option, be paid by issuing a new note in an amount equal to 110% of the accrued and unpaid interest payable at the applicable date.

An amendment fee was payable to the administrative agent on or before June 1, 2014 by either issuing 300,000 shares of common stock of the Company (or penny warrants to purchase equivalent shares) or paying $300,000 in cash.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements June 30, 2014 (Unaudited)

NOTE 6 – BORROWING (continued)

On May 2, 2014, certain provisions of the Unit Purchase Agreement between Lima Energy Company, the Company, the unit holders, and Third Eye, as administrative agent, were amended effective March 31, 2014 as follows:

•	The minimum balance required to be maintained in the Minimum Cash Blocked Account was reduced from $3,000,000 to $900,000; and

Interest due and payable on the May 1, 2014 and June 1, 2014 interest payment dates shall be payable upon redemption or conversion, in whole or in part, of the note (subject to adjustment of the conversion price as determined by the administrative agent in its sole discretion). An amendment fee was payable to the administrative agent on or before June 1, 2014 by either issuing 500,000 shares of common stock of the Company (or penny warrants to purchase equivalent shares) or paying $500,000 in cash.

On June 1, 2014, the Company issued 800,000 shares of common stock valued at $648,000 in lieu of cash to Third Eye for amendment fees associated with both the Note Purchase Agreement and the Unit Purchase Agreement.  The amendment fees related to the Note Purchase Agreement and Unit Purchase Agreement will be treated as a debt discount and amortized using the straight-line method over the life of the agreements.  Amortization expense recognized under the straight-line method is not materially different from the amortization expense using the effective interest method.  For the quarter ended June 30, 2014, we recognized $72,517 in interest expense related to the amortization of these amendment fees.

On May 1, 2014, Lima Energy Company issued a promissory note in the amount of $271,233, representing payment of the interest due for the month of April 2014 under the terms and provisions of the Note Purchase Agreement, pursuant to the May 2, 2014, amendments.  For the quarter ended June 30, 2014, we recognized $4,533 in interest expense on this note.

On June 1, 2014, Lima Energy Company issued a promissory note in the amount of $337,850, representing payment of the interest and other fees due for the month of May 2014 under the terms and provisions of the Note Purchase Agreement, pursuant to the May 2, 2014, amendments.  For the quarter ended June 30, 2014, we recognized $2,777 in interest expense on this note.

On July 15, 2014, we received a formal notice of default from Third Eye in conjunction with the Note Purchase Agreement.  The notice of default specifies that the Company (i) failed to pay interest for June 2014 which was due and payable on July 1, 2014, (ii) the Company failed to comply with required liquidity ratios for May 2014 and June 2014 and (iii) the Company’s receipt of a notice and subpoena of a formal confidential and non-public investigation by the Securities and Exchange Commission, which is discussed in “Note 8 – Subsequent Events” section of this Quarterly Report on Form 10-Q. As of the date of this filing, the default has not been cured nor waived therefore the outstanding balance of the long-term notes payable has be reclassified as outstanding short term notes.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements June 30, 2014 (Unaudited)

NOTE 6 – BORROWING (continued)

The following table summarizes the outstanding short-term and long-term notes payable at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
10% secured note payable due August 15, 2015	$-	$30,000,000
Less deferred debt discount	-	(1,019,598)
	-	28,980,402
4% subordinated secured convertible note payable due August 31, 2017	-	5,000,000
Less deferred debt discount	-	(3,849,171)
	-	1,150,829
Total Long-term note Balance	-	$30,131,231
10% secured note payable due August 15, 2015	$30,609,083	$-
Less deferred debt discount	(922,584)	-
	29,686,499	-
4% subordinated secured convertible note payable due August 31, 2017	5,000,000	-
Less deferred debt discount	(3,701,415)	-
	1,298,585	-
4% subordinated secured convertible note payable - Short term	$1,200,000	$1,200,000
10% promissory note issued to related party	499,651	-
Total Short-term note Balance	$32,684,735	$1,200,000

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Design-Build Contract

On December 1, 2012, the Company entered into a Design-Build Contract with a third party to provide design and construction services for the Technology Innovation Center the Company is constructing at its site in Lima, Ohio.  The cost of constructing the Technology Innovation Center is estimated at $9,500,000.  The cost of the work for this Phase 1 is $2,000,000.  The parties may amend the contract at any time to include the additional phases of the project.  The Company established an escrow account for payments under the contract. The Company invested $575,661 into the Technology Innovation Center through 2013. In November 2013 the Company paused the work schedule under this contract to match overall project timing.  As of June 30, 2014 there is no balance in the previously established escrow account.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements June 30, 2014 (Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

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

Litigation

In 2012, an action was filed in Hennepin County, Minnesota on behalf of Dorsey & Whitney LLP against Global Energy, Inc. and the Company seeking payment of a potential balance owed by Global Energy, Inc. dating back to 2007. The claim related to IPO work done by Dorsey & Whitney where they had agreed to carry costs to a successful completion, in order to win the assignment.  Global Energy, Inc. has defended this case in its entirety as the balance in question relates only to legal services relating to Global Energy.  On December 17, 2013, the Hennepin County District Court granted the Plaintiff’s Motion for Summary Judgment and denied the Defendants’ Motion for Judgment on the Pleadings.  The Defendants’ Motion would have dismissed the Company from the case. The amount of the judgment was $2,918,605 along with interest and costs. On March 20, 2014, the Court amended the judgment, increasing it to $3,234,184 to include pre-judgment interest.  Global Energy plans to appeal the decision.  While Global Energy has consistently represented, and continues to represent, that it will be fully responsible for the matter and fully indemnifies the Company, the Company has accrued $3,387,875 and $3,000,000 for the legal exposure costs, estimated interest and other costs as of June 30, 2014 and December 31, 2013, respectively, in connection with this matter.  This accrual is recorded in accrued expenses in our consolidated balance sheets. This accrual would be reversed if Global Energy settles the matter. GEI is a related party to the Company since the chairman of our board of directors, Harry H. Graves, is also an executive officer and beneficial holder of 44% of the stock of GEI.

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

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements June 30, 2014 (Unaudited)

Promissory Note to Global Energy, Inc. (continued)

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

NOTE 8 – SUBSEQUENT EVENTS

SEC Investigation

On July 2, 2014, the Company received a subpoena from the SEC Division of Enforcement seeking certain documents and information about the Company’s accounting practices and internal controls, including, without limitation, its restatements of its financial statements for the fiscal year ended December 31, 2012 and the fiscal quarter ended March 31, 2013, the resignation of the KWCO, PC accounting firm as its independent auditor in January 2011, the subsequent re-engagement of KWCO, PC in March 2011 and dismissal of KWCO, PC in June 2013, its assessments of its internal controls over financial reporting and disclosure controls and procedures, deficiencies in the Company’s internal controls, and certain communications between the Company, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) and the Company’s auditors. The Company is cooperating with the Division of Enforcement’s investigation (the “Investigation”) and has produced some documents and information responsive to the subpoena.  However, because the Company currently has very limited financial and personnel resources, the Company believes it will not be able to complete the identification, collection and production of all materials responsive to the subpoena by the deadline the SEC has given. Accordingly, the Company has requested the SEC’s assistance with the document collection and production process. Although the SEC has undertaken to limit its document collection to documents responsive to the subpoena and not subject to privilege, the Company expects that seeking SEC’s assistance is likely to result in an investigatory process that is longer and more extensive than it would be if the Company was able to identify, review and produce the materials itself.

The Audit Committee of the Company’s Board of Directors is overseeing the Company’s response to the Investigation. The Audit Committee is examining the matters identified by the Investigation to the extent the Company’s limited resources permit and, to the extent it has the resources to do so, it will take any appropriate remedial measures. If sufficient resources become available, the Audit Committee intends to conduct a comprehensive review of the matters identified by the subpoena.

The Company cannot predict the outcome of the Investigation, whether the Investigation will result in sanctions to the Company or its directors or officers, or when the Investigation might be resolved.  The Investigation has delayed the previously disclosed financings the Company sought to complete in 2014, and the Company cannot predict whether it will be able to complete the planned financings, or any financings, during the pendency of the Investigation.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements June 30, 2014 (Unaudited)

NOTE 8 – SUBSEQUENT EVENTS (continued)

SEC Investigation (continued)

Harry H. Graves Leave of Absence

The Audit Committee has concluded that it is in the best interest of the Company for Harry H. Graves, the Company’s Executive Chairman, to take a leave of absence from all his duties for the Company while the Audit Committee seeks more information about the matters identified by the Investigation.  Mr. Graves has agreed to take this leave of absence and is currently performing no duties for the Company.

Mr. Graves’s leave of absence is without prejudice to him and does not reflect any conclusion by the Audit Committee about the substance of the Investigation or about Mr. Graves, his conduct or his future involvement with the Company.  The Audit Committee intends to make a determination about whether and on what terms Mr. Graves may return from the leave of absence when it has sufficient information to do so.  Because the Company currently lacks the financial and personnel resources to investigate the matters identified by the Investigation, the Company cannot predict whether or when the Audit Committee will have such information.

Lynne R. Graves, the Company’s Secretary and the wife of Mr. Graves, has taken a leave of absence from all her duties for the Company on substantially the same basis.

Notice of Default from Third Eye

On July 1, 2014 and August 1, 2014, the Company failed to make a total of $547,803 monthly interest payments required under (i) the Note Purchase Agreement, as amended, among the Company, Lima Energy Company, the noteholders party thereto, and Third Eye, as administrative agent (the “NPA”), and (ii) the Unit Purchase Agreement, as amended, among the Company, Lima Energy Company, the unitholders party thereto, and Third Eye, as administrative agent (the “UPA”), and, accordingly, the Company is currently in default under both the NPA and the UPA.  On July 15, the Company received a formal notice of default from Third Eye under the NPA, identifying the July 1, 2014 interest payment default and asserting that the Company also failed to comply with certain financial covenants during May and June 2014.

Due to the defaults, Third Eye is entitled under the terms of the NPA and the UPA to declare all outstanding indebtedness thereunder immediately due and payable at any time.  There is currently approximately a total of $39,575,918 of indebtedness, including principal, accrued and unpaid interest and other amounts, outstanding under the NPA and the UPA.  The Company’s obligations under the NPA and UPA are secured by first and second priority liens upon all of the Company’s assets, including the Indiana BOE Energy Asset, the Lima Facility and the Company’s cash.

To date, Third Eye has not accelerated maturity of the Company’s obligations under the NPA and the UPA or exercised any of the remedies available to it under them.  However, there can be no assurance that it will continue to forbear from doing so.

The Company currently does not have the resources to repay its indebtedness under the NPA and the UPA or to remedy the interest payment defaults.

The Company is currently in discussions with Third Eye to resolve the defaults.  The Company also seeking alternative funding sources that would allow it to remedy the interest payment default or repay its obligations under the NPA and the UPA.  There can be no assurance that the Company will be able to reach an agreement with Third Eye to resolve the defaults or find an alternative source of financing.

USA SYNTHETIC FUEL CORPORATION
(A Development Stage Company) Condensed Notes To The Consolidated Financial Statements June 30, 2014 (Unaudited)

NOTE 8 – SUBSEQUENT EVENTS (continued)

Senior Lender’s Appraisal of Indiana and Wyoming BOE Assets

In addition, Third Eye has informed us that it has hired a third party engineering firm to perform appraisals of the Indiana BOE Asset and the Wyoming BOE Asset.  We believe that the engineer has not delivered its final appraisals to Third Eye, and Third Eye has denied our requests for detailed information about the preliminary results of the appraisals.  However, Third Eye has informed us that the engineer’s preliminary appraisals indicate that the fair market value of our Indiana BOE Asset and the valuation of our Wyoming BOE Asset may be less valuable than we have previously believed.

We do not have sufficient information at this time to assess the accuracy of the third party engineer’s preliminary appraisals.  Based on the Company’s internal valuation of the Indiana BOE Asset, not withstanding the limited information from TEC and the decline in market conditions, we believe the value of the asset is sufficient such that the asset should not be impaired at this time. However, if the reduction in value of the assets proves to be substantially accurate, (i) we may be required to reduce the value the Indiana BOE Asset on our balance sheet, (ii) our proposed Cleantech Energy Facility may be adversely affected, (iii) we may be in breach of certain financial covenants in the NPA and the UPA, and (iv) we may not be able to use the Indiana BOE Asset as a source of equity in connection with our planned financing for our Lima Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K dated December 31, 2013.  We are a development stage company and have had no revenues for the quarter ended June 30, 2014 and had no revenues for the quarter ended June 30, 2013.  We do not expect to receive any significant revenues from operations until we begin to receive some revenues from operations at our Lima Energy Project, which we estimate will be at a minimum approximately twenty-four to thirty months after we obtain funding for the first phase of the project.

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

Overview

We are a development stage environmental energy company focused on the development of low-cost clean energy solutions from the deployment and operation of commercial Ultra Clean Btu Converter facilities which we define as facilities utilizing a series of commercially proven and available processes to cost-effectively convert lower value solid hydrocarbons such as coal, renewables or petroleum coke (“petcoke”) into higher value, ultra clean energy products. Our Ultra Clean Btu Converter technology we plan to use will consist of commercially proven and technologically established gasification processes, gas purification processes and catalytic manufacturing processes to convert these solid hydrocarbon feed sources into higher value, environmentally cleaner Ultra Clean Synthetic Crude (“UCSC”) for sale in transportation fuel markets.

We believe that efficient and economical conversion of solid hydrocarbons using our Ultra Clean Btu Converter process can produce low cost, clean energy products at a lower cost than traditional methods.  As of June 30, 2014, the spot price of a barrel of West Texas Intermediate crude was $106.07, and the spot price of a barrel of oil equivalent, or BOE, of natural gas was $25.46.  We believe we can manufacture UCSC at a lower cost than traditional fuel products, and this cost advantage does not depend on government subsidies or tariffs.

The major activities in the second quarter of 2014 focused on arranging the necessary financing to complete the construction of, and put into commercial operation, our Ultra Clean Btu Converter facility in Lima, Ohio.  In 2013, Lima Energy Company signed a 10-year agreement with Husky Marketing and Supply Company, a subsidiary of Husky Energy, Inc. (collectively, “Husky”) pursuant to which Husky has agreed to purchase all the expected output from the Lima Energy Gas 1 facility, to a maximum amount of 8,500 barrels per day.  Husky also has the option to purchase additional output from the Gas 1 facility and all output from the Lima Energy Gas 2 facility. The current focus for Lima Energy Company has been site development work.  The Company has structured a bond transaction with a leading investment bank, which we anticipate will be completed in 2014.  Proceeds from the financing will be used for the construction of Gas 1, repayment of debt, and working capital purposes.  There can be no assurance that this financing will be completed successfully, which could impact our ability to complete the construction of, and put into commercial operations, our Ultra Clean Btu Converter Facility in Lima, Ohio.

Manufacturing Plan

In order to introduce our high value, low cost UCSC product to market and support our business strategy, we plan to acquire or construct commercial-scale Ultra Clean Btu Converter facilities.  We plan to fund our business strategy with proceeds from equity, debt, bonds, and internal cash flows.  We intend to outsource the engineering, procurement, and construction (“EPC”) and operations and maintenance (“O&M”) of all of our Ultra Clean Btu Converter facilities to a third party, most likely Gasification Engineering Corporation (“GEC”) in all production locations. GEC is a related party to the Company because our Chairman, Harry H. Graves, is Chairman and sole shareholder of GEC.

Lima Facility

We are actively working towards the financing and development of the first phase of the Lima Energy Ultra Clean Btu Converter Facility, (“Lima Facility”), Gas 1.  We currently expect to complete this financing in 2014.  However, there can be no assurance that the financing will be completed in the targeted time frame or at all. Once the financing is complete, we will continue the construction of Gas 1, which is anticipated to take 24 months to 30 months to complete and cost approximately $521 million.  Note that project costs include capital, engineering, procurement and construction and other owner costs incurred up to commencement of operations (such as interest during construction and development fees), but do not include annual fixed or variable facility operations and maintenance costs, including the cost of purchasing solid hydrocarbon feedstock which itself reflects the cost of extraction and delivery of the solid hydrocarbons. Once commercial operations begin, Gas 1 is expected to produce approximately 2.8 million barrels per year of UCSC.

The second phase of the Lima Facility, Gas 2, will be located at the same site as Gas 1 and will cost an estimated $1.2 billion to construct. We plan to use Ohio Air Quality Development Authority bonds to finance this phase. We estimate the construction period for Gas 2 to be approximately 30 months. Once commercial operations begin, Gas 2 is expected produce an average of over 15,000 barrels per day, or 5.5 million barrels annually, of UCSC, bringing our total expected production at the Lima Facility to over 22,000 barrels per day, or 8.3 million barrels annually and our total expected production capacity to over 10 million barrels per year.  Husky has an option to purchase a portion or all of the volume of the UCSC produced by Gas 2.

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

Feedstock and other manufacturing input prices.  We plan to use solid hydrocarbons, such as coal, renewables and petcoke, as our feedstock for producing our UCSC product.  We intend to locate our facilities near readily available sources in order to ensure reliable supply of cost-competitive feedstock.  We currently intend to use petcoke as the initial feedstock for Gas 1 and Gas 2, and we believe we will be able to obtain a sufficient supply of petcoke for these facilities on acceptable terms. In addition, we own an estimated 200 million BOE of coal in Vigo County, Indiana, which we call our Indiana BOE Energy Asset.   Although we do not currently intend to use the Indiana BOE Energy Asset to provide feedstock for Gas 1 and Gas 2, we believe we would be able to use it for this purpose if petcoke or other feedstocks are not available to us at acceptable prices.   Contingent upon payment of a $70 million activation payment and certain other milestones, we will have an additional 1.02 billion BOE of coal available to us in our Wyoming BOE Energy Asset, which we currently intend to use to provide feedstock for our planned Cleantech Energy Facility, planned to be located adjacent to this BOE Energy Asset.

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

We have structured, and are currently working to complete, a private placement of secured limited recourse bonds in 2014, the proceeds of which we would use primarily to fund construction of Lima Energy Gas 1. However, there can be no assurance that this potential financing will be completed in the targeted time frame or at all.  We expect that the proceeds of this financing will be held by a trustee, who will manage the drawdown schedule.  Following completion of this transaction, we anticipate commercial operations at the Lima Facility to commence in approximately twenty-four to thirty months.

On February 25, 2014, we filed a shelf registration statement on Form S-3 for up to $150 million of our common stock (the “Form S-3”) and filed an amendment on May 9, 2014.. On July 15, 2014, we received a formal notice of default from Third Eye in conjunction with the Note Purchase Agreement which is discussed in Note 8 – Subsequent Events section of this Quarterly Report on Form 10-Q. Our failure to make the required July and August interest payments under the Note Purchase Agreement and the Unit Purchase Agreement has made us ineligible to use Form S-3, and we will remain ineligible to use it until, at least, we file our next Form 10-K.  Accordingly, if we seek to make a registered offering of our securities, we will be required to use Form S-1 to register the securities, which we expect will be materially more expensive and time-consuming than using Form S-3 would have been.

In addition, we have a major energy asset that may be utilized to increase liquidity. Due to the uncertainties inherent in the methodologies used to determine a fuel asset valuation, we cannot offer any assurances as to the value that could be ultimately realized.

Recent Financing Transactions

Promissory Note to Related Party

On May 29, 2014, we issued a 10% convertible promissory note to Bridgewater Capital Corporation, a related party, in the amount of $1,000,000. The note accrues interest at the rate of 10% per annum beginning on the day the funds are received but including the date the payment is made to BCC. BCC is a related party to the Company because a member of our board of directors, James R. Treptow, is Chief Executive Offer and President and sole shareholder of BCC. The principal amount and any unpaid interest are due on October 30, 2014.  The principal amount and any unpaid accrued interest can be repaid by the issuer in cash, in full or in part, at any time prior to the maturity date.  Bridgewater Capital Corporation can also convert the outstanding principal and unpaid interest to common shares of our stock at any time at a price of $10 per share.  As part of the note, we issued a warrant to purchase up to 2,000,000 shares of common stock for $20.00 per share until January 7, 2016. As of the date of this filing, we have received $499,651 in proceeds from this note.  We received $100,000 on March 27, 2014 as and advance from a related party associated with Bridgewater Capital Corporation that was later included in the short term promissory note. The remaining proceeds will be funded with the commencement of our bond issue marketing.

Note Purchase Agreement and Unit Purchase Agreement Amendments

On May 2, 2014, certain provisions of the Note Purchase Agreement and Unit Purchase Agreement between Lima Energy Company, the Company, the noteholders and the unit holders, and Third Eye, as administrative agent, were amended effective March 31, 2014 as previously discussed in this Quarterly Report on Form 10-QThe amendments included a reduction to the minimum balance required to be maintained in the Minimum Cash Blocked Account to $900,000, establishing payment options for interest due and payable on May 1, 2014 and June 1, 2014 interest payment dates for the Note Purchase Agreement and deferral of interest due and payable on the May 1, 2014 and June 1, 2014 interest payment dates until redemption or conversion of the note under the Unit Purchase Agreement.  There were amendment fees totaling $800,000 that are payable to the administrative agent on or before June 1, 2014 by either issuing 800,000 shares of common stock of the Company (or penny warrants to purchase equivalent shares) or paying $800,000 in cash. On June 1, 2014 we issued 800,000 shares of common stock, valued at $648,000, in lieu of cash for payment of these amendment fees.

During this quarter, Lima Energy Company issued two promissory notes, in lieu of cash, in the amount of $271,233 and $337,850, representing payment of the interest due for the month of April 2014 and May 2014, respectively, under the terms and provisions of the Note Purchase Agreement, pursuant to the May 2, 2014, amendments.  For the quarter ended June 30, 2014, we recognized $7,310 in interest expense on these notes.

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

Although we have not generated any revenue to date, we expect to generate revenue from the sales of our UCSC product from our planned Btu Converter facilities.  We may also generate revenues from the sale of electric power, carbon dioxide and sulfur, all of which are produced during the gas-to-liquids Btu Converter process.

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

•
Feedstock. Our Ultra Clean Btu Converter facilities are being designed to convert a variety of solid hydrocarbons, such coal, renewables or petcoke, into UCSC.  The cost of procuring and preparing the feedstock to be used in our Ultra Clean Btu Converter process will be a major component of cost of goods sold.  Our actual feedstock costs may be higher or lower, depending on then-prevailing market conditions.  Our flexible feedstock strategy will allow us to reduce our feedstock cost by taking advantage of current feedstock market conditions.

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

The net operating loss carryforwards for income tax purposes are approximately $19,354,000 and will begin to expire in 2029. However, pursuant to Section 382 of the Internal Revenue Code, use of our net operating loss carryforwards may be limited if we experience a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact our ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Basic and Diluted Net Income and Net Loss per Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. Diluted earnings per share excludes all potentially dilutive shares if their effect is anti-dilutive.

Results of Operations

For the Quarters Ended June 30, 2014 and June 30, 2013

Operating Expenses

Our operating expenses increased $357,483 to $1,314,991 for the quarter ended June 30, 2014 compared to $957,508 for the quarter ended June 30, 2013. The increase is primarily attributable to higher general and administrative expenses related to stock-based compensation to certain executives and directors, increased professional services, and independent director fees.

Other Income

Other income, which includes interest income, decreased $1,122 to $0 for the quarter ended June 30, 2014.  The decrease in interest income is related to the quarter over quarter total interest income earned on the restricted cash balance which decreased by $2,100,000 to $900,000 early in this quarter.  This restricted cash account is required under the Note Purchase Agreement with Third Eye.  Any release from the restricted cash account is at the sole discretion of Third Eye.

Interest Expense

Interest expense increased $279,087 to $1,550,962 for the quarter ended June 30, 2014 compared to $1,271,875 for the quarter ended June 30, 2013.  The increase in interest expense is primarily attributable to a $74,700 in interest expense related to the summary judgment previously discussed in this filing, $72,517 in interest expense in debt discount amortization of the $648,000 in amendment fees related to the May 2, 2014 amendments to the Note Purchase Agreement and the Unit Purchase Agreement, $61,161 in interest expense in debt discount amortization of the beneficial conversion feature related to the Third Eye transaction, $57,447 in interest expense related to the paid-in-kind (“PIK”) notes issued under the May 2, 2014 amendments previously mentioned and $15,758 in interest expense related to the short term notes payable.

Derivative Gain (Loss)

We recognized $5,526,000 in derivative gains for the quarter ended June 30, 2014 compared to $7,027,000 in derivative losses for the quarter ended June 30, 2013. The derivative gains and losses recognized during the quarters ended June 30, 2014 and June 30, 2013 related to recording the fair value of the stock warrant associated with the 4% subordinated secured convertible debt, discussed in previous filings, for the reporting periods under the mark to market approach.

Income Taxes

For the quarters ended June 30, 2014 and 2013, there were no provisions for income taxes recorded.

Net Income and Net Loss

We recognized net income of $2,660,047 or $0.03 per basic share and a net loss of $.04 per diluted share, for the quarter ended June 30, 2014 compared to a net loss of $9,255,261, or $0.11 per basic and diluted share, for the quarter ended June 30, 2013, an improvement of $11,915,308. The improvement in net earnings is primarily attributable to $5,526,000 in derivative gains for the quarter ended June 30, 2014 as compared to $7,027,000 in derivative losses for the same period in 2013 as discussed previously in this filing.  The derivative gains were offset in part by higher professional fees, debt related costs associated with the financing from Third Eye, stock compensation expense for certain key executives and board members and interest expense associated with the Dorsey complaint against us and GEI.

Basic and Diluted Net Income and Net Loss per Share

Our net income for the quarter ended June 30, 2014 was $0.03 per basic share and a net loss of $.04 per diluted share, compared to a net loss of $0.11 per basic and diluted share for the quarter ended June 30, 2013. The decrease in net loss per basic share was driven primarily by derivative gains related to recording the fair value of the stock warrants associated with the 4% subordinated secured convertible debt.

For the Six Months Ended June 30, 2014 and June 30, 2013

Operating Expenses

Our operating expenses increased $1,122,835 to $2,946,443 for the six months ended June 30, 2014 compared to $1,823,608 for the six months ended June 30, 2013. The increase is primarily attributable to higher general and administrative expenses related to stock-based compensation to certain executives and directors, increased professional services and independent director fees, totaling $1,094,788.

Other Income

Other income, which includes interest income, decreased $2,375 to $99 for the six months ended June 30, 2014.  The decrease in interest income is related to the period over period total interest income earned on the restricted cash balance which decreased due to a lower average restricted cash balance.  This restricted cash account is required under the Note Purchase Agreement with Third Eye.  Any release from the restricted cash account is at the sole discretion of Third Eye.

Interest Expense

Interest expense increased $768,646 to $3,303,626 for the six months ended June 30, 2014 compared to $2,534,980 for the six months ended June 30, 2013.  The increase in interest expense is primarily attributable to a $387,875 change in estimate and interest expense related to the summary judgment previously discussed in this filing, the recognition of $172,517 in fees and amortization of debt discount related to the amendments made to the Note Purchase Agreement and Unit Purchase Agreement since December 31, 2013, $122,322 in debt discount amortization of the beneficial conversion feature related to the Third Eye transaction, and $57,447 in interest expense related to the PIK notes issued under the May 2, 2014 amendments previously mentioned.

Derivative Gain (Loss)

We recognized $10,368,000 in derivative gains for the six months ended June 30, 2014 compared to $8,265,000 in derivative losses for the six months ended June 30, 2013. The derivative gains and losses recognized during the six months ended June 30, 2014 and June 30, 2013 related to recording the fair value of the stock warrant associated with the 4% subordinated secured convertible debt, discussed in previous filings, for the reporting periods under the mark to market approach.

Income Taxes

For the six months June 30, 2014 and 2013, there were no provisions for income taxes recorded.

Net Income and Net Loss

We recognized net income of $4,118,030 or $0.05 per basic share and a net loss of $.08 per diluted share, for the six months ended June 30, 2014 compared to a net loss of $12,621,114, or $0.16 per basic and diluted share, for the six months ended June 30, 2013, an improvement of $16,739,144.  The improvement in net earnings is primarily attributable to $10,368,000 in derivative gains for the six months ended June 30, 2014 as compared to $8,265,000 in derivative losses for the same period in 2013 as discussed previously in this filing.  The derivative gains were offset in part by higher debt related costs associated with the financing from Third Eye, stock compensation expense for certain key executives and board members and interest expense associated with the Dorsey complaint against us and GEI.

Basic and Diluted Net Income and Net Loss per Share

Our net income for the six months ended June 30, 2014 was $0.05 per basic share and a net loss of $.08 per diluted share, compared to a net loss of $0.16 per basic and diluted share for the six months ended June 30, 2013. The decrease in net loss per basic share was driven primarily by derivative gains related to recording the fair value of the stock warrants associated with the 4% subordinated secured convertible debt.

Liquidity and Capital Resources

As of June 30, 2014, we had $28,267 of operating cash and $900,000 in restricted cash on our balance sheet. This restricted cash account is required under the Note Purchase Agreement with Third Eye.  Any release from the restricted cash account is at the sole discretion of Third Eye. On March 31, 2014, in conjunction with Third Eye, the administrative agent for the note holders and unit holders, we amended the Note Purchase Agreement and Unit Purchase Agreement to allow us to utilize $1,100,000 in funds from the Minimum Cash Blocked Account.  All fees and interest due and payable through April 1, 2014 in conjunction with these agreements were paid from these funds.  As of the date of this report, $900,000 remains in the Minimum Cash Blocked Account.

In the six months ended June 30, 2014, we received $123,934 in advances from related parties to use for working capital purposes. On May 29, 2014, we issued a 10% convertible promissory note to Bridgewater Capital Corporation, a related party, in the amount of $1,000,000. As of the date of this filing, we have received $499,651 in proceeds from this note.  We received $100,000 on March 27, 2014 as an advance from a related party associated with BCC that was later included in the short-term promissory note. BCC is a related party to the Company because a member of our board of directors, James R. Treptow, is Chief Executive Offer and President and sole shareholder of BCC. The remaining proceeds will be funded with the commencement of our bond issue marketing.

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

We expect construction of Lima Energy Gas 1 will require approximately $521 million to complete.   We have structured, and are currently working to complete, a private placement of secured limited recourse bonds that we believe will provide sufficient proceeds for construction of Gas 1, repayment of our Third Eye Notes and for working capital purposes.  There can be no assurance that this financing will be completed successfully, which could impact our ability to complete the construction of, and put into commercial operations, Gas 1.

On July 15, 2014, we received a formal notice of default from Third Eye in conjunction with the Note Purchase Agreement.  The notice of default specifies that the Company (i) failed to pay interest for June 2014 which was due and payable on July 1, 2014, (ii) the Company failed to comply with required liquidity ratios for May 2014 and June 2014 and (iii) the Company’s receipt of a notice and subpoena of a formal confidential and non-public investigation by the Securities and Exchange Commission.  We are currently in discussions with Third Eye to establish means to cure the default. There can be no assurance that we will be able to cure the default, raising doubt as the Company’s ability to continue as a going concern.

We have been working to complete major capital transactions that were targeted to be complete in the near future. We had been focusing our efforts to date on obtaining large amounts of capital to fund our planned project development activity.  We had structured, and we were working to complete, a private placement of secured limited recourse bonds in 2014, the proceeds of which we would use primarily to fund construction of our initial project, Lima Energy Gas 1. Three subsequent events, each as described more fully in “Item 8 - Subsequent Events,” have occurred which, individually or collectively, may restrict our ability to complete any major capital transaction in the near future.  First, on July 2, 2014, the Company received a subpoena from the SEC Division of Enforcement seeking certain documents and information about the Company’s accounting practices and internal controls.  Second, on July 15, 2014, the Company received a formal notice of default from Third Eye under the Note Purchase Agreement, identifying a July 1, 2014 interest payment default and asserting that the Company also failed to comply with certain financial covenants during May and June 2014. Third, we have been informed by Third Eye that an independent engineer’s preliminary appraisal, which we have not seen, indicates that the estimated fair market value of our Indiana BOE Energy Asset and the valuation of our Wyoming BOE Energy Asset could be less than we have previously believed Management has performed an internal valuation of the Indiana BOE Asset and has determined that an impairment to current carrying value is not required at this time. Management will continue to monitor and re-evaluate the Indiana BOE Asset’s value and as additional information becomes available, we will make adjustments to the carrying value if needed. Given these three subsequent events, there can be no assurance that any potential financing will be completed in the targeted time frame or at all, unless or until the three issues raised can be addressed fully.

Cash Flows

	Six Months Ended June 30,
	2014	2013
Cash used in operating activities	$(2,160,525)	$(1,615,788)
Cash used in investing activities	(625)	(1,657,265)
Cash provided by financing activities	1,624,826	955,158
(Decrease) in cash	$(536,324)	$(2,317,895)

Net Cash Used In Operating Activities

For the six months ended June 30, 2014, cash used in operating activities increased to $2,160,525 compared to $1,615,788 for six months ended June 30, 2013. Major items affecting operating cash included $16,739,144 improvement in net earnings, which included an decrease of $17,139,993 in non-cash expenses related primarily to recording the fair value of the stock warrants associated with the 4% subordinated secured convertible debt for this reporting period under the mark to market approach, other debt related amortization costs, paid-in-kind interest and stock-based compensation. Our cash expenses increased $1,657,932. The increase in cash expense was more than offset by the net affect of an increase in our current liabilities of $1,269,100 and a decrease of $1,487,672 in the interest prepaid to Third Eye. For the six months ended June 30, 2014, our primary uses of funds were related to interest payments, professional fees related to the financing of our Lima Energy Project and SEC reporting and compliance costs for the current fiscal year. For the six months ended June 30, 2013, our primary uses of funds were related to salary and associated costs, professional fees related to the financing of our Lima Energy project and SEC reporting and compliance costs for the last fiscal year.

Net Cash Used in Investing Activities

For the six months ended June 30, 2014, cash used in investing activities decreased by $1,656,640 to $625 compared to $1,657,265 for the six months June 30, 2013.  The decrease is primarily attributable to us fulfilling our initial committed spend requirement for site work at the Lima Facility location and deferring continued construction activities of our Technology Innovation Center. During the six months ended June 30, 2013, we invested $1,123,818 and $514,114, respectively, in site work for the Lima Facility and further construction activities of our Technology Innovation Center.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2014, we generated $1,624,829 in cash from financing activities as compared to generating $955,158 in cash from financing activities for the six months ended June 30, 2013. During the six months ended June 30, 2014, we received $1,101,241 in funds related the May 2, 2014 amendment of the Note Purchase Agreement and Unit Purchase Agreement which allowed for the reduction of the Minimum Restricted Cash Account to be reduced from $2,000,000 to $900,000.  We received $123,934 in advances from related parties of which $100,000 was subsequently included in the $499,651 of proceeds received from the issuance of a promissory note to a related party, BCC.  BCC is a related party to the Company because a member of our board of directors, James R. Treptow, is Chief Executive Offer and President and sole shareholder of BCC. All of the funds received during the six-month period ending June 30, 2014 have been used for working capital purposes or to pay for interest and fees that were due and payable to Third Eye. In the six months ended June 30, 2013, we received $1,093,425 of proceeds from the 4% subordinated secured convertible note which was offset in part by us using $139,507 in cash to fund an escrow account for future construction activities of our Technology Innovation Center.

Cash Position and Outstanding Indebtedness

Our total indebtedness at June 30, 2014 increased by $3,062,273 to $46,014,932 from $42,952,659 as of December 31, 2013. Our indebtedness is comprised of debt from financing transactions with Third Eye, as well as accounts payable, accrued liabilities, promissory note issued to a related party and advances from related parties. This increase was primarily attributable to an increase in current liabilities. The amount reflected in Long Term Liabilities in our Consolidated Balance Sheets is net of $4,623,999 and $4,868,769 in debt discounts and unamortized fees expense at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014, we had current assets of $81,771 compared to current assets of $584,558 at December 31, 2013. We had long-term assets of $31,161,883 at June 30, 2014 and long-term assets of $32,264,935 at December 31, 2013.

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

Impairment of Long-Lived Assets

We assess impairment of long-lived assets and test long-lived assets for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Examples of such events or changes in circumstances that could trigger a review include, but not limited to, a decrease in market price of the assets, adverse change in business climate, legal or regulatory factors, obsolescence or significant damage to the assets.  In such cases we determine the fair value based upon forecasted, undiscounted cash flows which the assets are expected to generate and the net proceeds expected from their expected sale.  If the carrying amount exceeds the fair value of the asset, it is decreased by the difference between the two being the amount of the impairment.  As of June 30, 2014 and December 31, 2013, we have not identified evidence of the impairment of our long-lived assets.

Accounting for Derivative Instruments

In connection with the Unit Purchase Agreement, as discussed in previous filings, we issued a warrant to the unit purchasers granting the right to purchase an aggregate of 10,312,500 shares of our common stock.  The warrant included certain anti-dilution protection that requires the fair value of the warrant to be recorded as a liability. As a liability, we are required to record the fair value of the stock warrant liability each reporting period.  We recognized a derivative gain of $10,368,000 and a derivative loss of $8,265,000 for the six months ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014, we had $28,267 of cash on hand and an additional $900,000 in restricted funds.  On May 29, 2014, we issued a $1,000,000 convertible promissory note to BCC, a related party.  BCC is a related party to the Company because a member of our board of directors, James R. Treptow, is Chief Executive Offer and President and sole shareholder of BCC. As of the date of this filing, we have received $499,651 in proceeds from the promissory note and will receive the remaining proceeds upon commencement of bond issue marketing.  On May 2, 2014, certain revisions were made to the Note Purchase Agreement and the Unit Purchase Agreement, effective March 31, 2014, that reduced the restricted fund requirement to $900,000, allowing for $1,100,000 in funds to be used to pay interest due and payable and other fees owed to the lender. As of the date of this report, $1,100,000 has been used to pay such interest and other fees. The promissory note issuance and the revisions to the Note Purchase Agreement and Unit purchase Agreement are discussed in more detail in “NOTE 6 – Borrowing” section of this Quarterly Report on Form 10-Q. We anticipate further losses during the development stage and it is reasonably possible that we will not be able to fund our operations or comply with certain financial covenants over the next 12 months without taking certain actions.  Such actions include, but are not limited to, modifying current debt agreements, entering into new debt agreements, issuing capital stock, reducing operating expenses and liquidating assets.

We currently are working to complete major capital transactions that are targeted to be completed in the near future. These transactions are discussed in more detail in the “Future Capital Requirements” section of this Quarterly Report on Form 10-Q. In addition, we have a major energy asset to $75 million that may be utilized to increase liquidity. In addition, we have a major energy asset that may be utilized to increase liquidity. Due to the uncertainties inherent in the methodologies used to determine a fuel asset valuation, we cannot offer any assurances as to the value that could be ultimately realized.

We have been working to complete major capital transactions that were targeted to be complete in the near future. We had been focusing our efforts to date on obtaining large amounts of capital to fund our planned project development activity.  We had structured, and we were working to complete, a private placement of secured limited recourse bonds in 2014, the proceeds of which we would use primarily to fund construction of our initial project, Lima Energy Gas 1. Three subsequent events, each as described more fully in “Item 8 - Subsequent Events,” have occurred which, individually or collectively, may restrict our ability to complete any major capital transaction in the near future.  First, on July 2, 2014, the Company received a subpoena from the SEC Division of Enforcement seeking certain documents and information about the Company’s accounting practices and internal controls.  Second, on July 15, 2014, the Company received a formal notice of default from Third Eye under the Note Purchase Agreement, identifying a July 1, 2014 interest payment default and asserting that the Company also failed to comply with certain financial covenants during May and June 2014. Third, we have been informed by Third Eye that an independent engineer’s preliminary appraisal, which we have not seen, indicates that the estimated fair market value of our Indiana BOE Energy Asset and the valuation of our Wyoming BOE Energy Asset could be less than we have previously believed Management has performed an internal valuation of the Indiana BOE Asset and has determined that an impairment to current carrying value is not required at this time. Management will continue to monitor and re-evaluate the Indiana BOE Asset’s value and as additional information becomes available, we will make adjustments to the carrying value if needed. Given these three subsequent events, there can be no assurance that any potential financing will be completed in the targeted time frame or at all, unless or until the three issues raised can be addressed fully.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with Financial Account Standards Board, or FASB, Accounting Standards Codification, ASC, 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this statement, share-based compensation is measured at grant date based on the fair value of the award and is recognized as an expense over the applicable vesting period of the stock award (generally two years) using the straight line method. During the six months ended June 30, 2014, the Company issued stock awards of 830,000 shares to certain key executives and board members, of which 190,000 vested immediately, and no stock options or warrants.  The stock awards in the quarter ended June 30, 2014 had a fair value of $1,409,000.  We record expense on a straight-line basis for awards with installment vesting.  If the required performance measure is determined to be probable by management, the fair value of the performance stock awards at the grant date is amortized on a straight-line basis over the vesting period and recorded as an expense.  Management will reassess the probability of achieving the required performance metric periodically. If management determines that the required performance metric is not achievable, the expenses recognized to date for such awards will be reversed. For awards that are granted with immediate vesting, we record expense in the month of which awards are granted. For the quarter and six month ended June 30, 2014, we recognized equity compensation expense of $146,694 and 597,388, respectively, and have unrecognized costs related to unvested shares totaling $805,381.  During the quarter and six months ended June 30, 2013, the Company issued no stock awards and issued no stock options or warrants in connection with employee compensation.

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

In connection with the preparation and review of our Annual Report on Form 10-K for the period ended December 31, 2013, our management, in consultation with our independent registered public accounting firm, identified, and the Audit Committee of the Board of Directors agreed, that the Company had a material weakness in our internal control over financial reporting relating to identifying and accounting for material agreements and related party arrangements. Rule 12b-2 and Rule 1-02 of Regulation S-X define a material weakness as a deficiency, or a combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of that material weakness, the Company’s principal executive officer and principal financial officer/principal accounting officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure. The Company continues to invest significant effort and resources to eliminate any deficiencies in internal controls, and will continue to do so on an evergreen basis.

Due to the material weakness, as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013, management has concluded that as of the end of the period covered by this Quarterly Report, the Company’s internal controls over financial reporting were not effective.  In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2014.

Changes in internal control over financial reporting

In order to remediate the deficiency in internal controls over financial reporting, particularly with respect to identifying and accounting for material agreements and related party arrangements, management has established a Related Party Policy that requires all related party transactions over $120,000 to be approved by the Audit Committee of the Board of Directors, if approved, the agreement or arrangement must be signed by two (2) executives of the Company, one of which must be either the CEO or the CFO, and none of which can be party to the agreement or arrangement. In addition, the Company now requires two (2) executive signatures, one of which must be either the CEO or the CFO, and none of which can be party to the agreement or arrangement, on all material agreements and arrangements.

The Board of Directors established an independent review committee in April 2014, consisting of the four (4) independent non-executive members. The primary responsibilities of the committee are reviewing and approving:
•	All contracts entered into by the Company or its subsidiaries with a monetary value in excess of $100,000
•	All engagements, retainers, or similar arrangements with lawyers, accountants, financial advisors, bankers or brokers pertaining to the sale of any assets, shares, or debt of the Company
•	All new or changes to existing compensation and employment agreements
•	All material documents relating to any financing transaction or asset sale transaction
•	All submissions to regulators, such as the Securities and Exchange Commission
•	Any guarantee, indemnity, or liability by the Company or Lima Energy Company in excess of $100,000

Other than as discussed above, there have been no other significant changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

SEC Investigation

As described more fully under “SEC Investigation” in Note 8 to our Consolidated Financial Statements, the SEC is currently conducting an investigation of a number of matters at the Company, including our disclosure controls and procedures and our internal controls over financial reporting and our assessments of each of them.  It is possible that, among other things, the Investigation will identify additional deficiencies in our internal controls, change our assessment of the severity of previously reported deficiencies or cause us, voluntarily or in connection with a resolution of the Investigation, to make significant changes to our disclosure controls and procedures and our internal controls over financial reporting.

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

Risks Relating to Our Business and Industry

Our default upon the Note Purchase Agreement may not be resolved to the satisfaction of Third Eye, which may result in a declaration of acceleration of indebtedness by the Third Eye.

On July 15, 2014, we received a formal notice of default from Third Eye in conjunction with the Note Purchase Agreement.  The notice of default specifies that the Company (i) failed to pay interest for June 2014 which was due and payable on July 1, 2014, (ii) the Company failed to comply with required liquidity ratios for May 2014 and June 2014 and (iii) the Company’s receipt of a notice and subpoena of a formal confidential and non-public investigation by the Securities and Exchange Commission.  We are currently in discussions with Third Eye to establish means to cure the default. Although Third Eye has not declared an acceleration of indebtedness in respect of this default, in the event we are unable to cure the default, Third Eye may accelerate the indebtedness thereby raising doubt as the Company’s ability to continue as a going concern.

The SEC’s non-public formal investigation of the Company may result in the commencement of a civil or other action by the SEC

To the extent that the SEC’s non-public formal investigation results in commencement of civil or other action by the SEC, the Company’s ability to raise capital to fund its projects and operations could be severely impaired due to unknown potential liabilities associated with any such actions.  Further, the diversion of attention by senior management and members of the Board of Directors to such matters could result in an adverse material impact on the Company’s operations.

Our current valuation of our Indiana BOE Energy Asset and the current valuation of the Wyoming BOE Energy Asset may have lower fair market valuations, which could negatively impact our ability to utilize the assets to increase liquidity or in our planned operations.

As described more fully under “Senior Lender’s Appraisal of Indiana and Wyoming BOE Assets” in Note 8 to our Consolidated Financial Statements, after the close of the second quarter, Third Eye informed us that its engineer’s preliminary appraisals indicate that the fair market value of our Indiana BOE Asset and the valuation of the Wyoming BOE Asset could be less than we have previously believed.  We do not have sufficient information at this time to assess the accuracy of the third party engineer’s preliminary appraisals.  At this time, the Company has not received any information from TEC nor has the third party engineer’s appraisal been finalized. However, if they prove to be substantially accurate, (i) we may be required to reduce the value the Indiana BOE Asset on our balance sheet, (ii) our proposed Cleantech Energy Facility could be materially adversely affected, (iii) we may be in breach of certain financial covenants in the NPA and the UPA, (iv) we may not be able to use the Indiana BOE Asset as a source of equity in connection with our planned financing for our Lima Facility and (v) we may not be able to sell the Indiana BOE Energy Asset at a high fair market value or within a specific period of time, which raises doubt as to the Company’s ability to continue as a going concern.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2014, the Company issued 800,000 shares of common stock valued at $648,000 in lieu of cash to Third Eye for amendment fees associated with both the Note Purchase Agreement and the Unit Purchase Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURTIES

On July 15, 2014, we received a formal notice of default from Third Eye in conjunction with the Note Purchase Agreement.  The notice of default specifies that the Company (i) failed to pay interest for June 2014 which was due and payable on July 1, 2014, (ii) the Company failed to comply with required liquidity ratios for May 2014 and June 2014 and (iii) the Company’s receipt of a notice and subpoena of a formal confidential and non-public investigation by the Securities and Exchange Commission which is discussed in more detail in “Note 8 – Subsequent Events” section of this Quarterly Report on Form 10-Q. We are currently in discussions with Third Eye to establish means to cure the default. There can be no assurance that we will be able to cure the default, raising doubt as the Company’s ability to continue as a going concern.

ITEM 6.  EXHIBITS

No.	Description
4.14+
Second Amendment to the Note Purchase Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company, Third Eye Capital as administrative agent, and the holders of notes party thereto, effective as of March 31, 2014

4.15+
Second Amendment to the Unit Purchase Agreement by and among USA Synthetic Fuel Corporation, Lima Energy Company, Third Eye Capital Corporation as administrative agent, and the unit purchasers party thereto, effective as of March 31, 2014

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
+	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 8, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2014	USA SYNTHETIC FUEL CORPORATION

By: /s/ Dr. Steven C. Vick
Name: Dr. Steven C. Vick
Title: President and Chief Executive Officer

By: /s/ Daniel W. Dixon
Name: Daniel W. Dixon
Title: Chief Financial Officer